Form 10-Q
period 1994-03-31
EXECUTONE INFORMATION SYSTEMS INC
filed 1994-05-13
CIK 725282

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549


  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1994

                               OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

  For the transition period from              to

                   Commission File No. 0-11551


               EXECUTONE Information Systems, Inc.
     (Exact name of registrant as specified in its charter)


               Virginia                 86-0449210
     (State or other jurisdiction of    (I.R.S. Employer
       incorporation or organization)     Identification No.)


       6 Thorndal Circle, Darien, Connecticut     06820
       (Address of principal executive offices)  (Zip Code)


                       (203) 655-6500
       (Registrant's telephone number, including area code)


                              N/A
      (Former name, former address and former fiscal year,
                  if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X   No

The number of shares outstanding of registrant's Common Stock, $.01 par value per share, as of April 29, 1994 was 43,958,846.

                              INDEX



EXECUTONE Information Systems, Inc.

                                                           Page #
PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements

          Consolidated Balance Sheets - March 31, 1994
          and December 31, 1993.                              3

          Consolidated Statements of Operations -
          Three Months Ended March 31, 1994 and 1993.         4

          Consolidated Statements of Cash Flows -
          Three Months Ended March 31, 1994 and 1993.         5

          Notes to Consolidated Financial Statements.         6


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations       9



PART II.  OTHER INFORMATION                                  12

          SIGNATURES                                         13



EXHIBIT 11.    STATEMENT REGARDING COMPUTATION
               OF PER SHARE EARNINGS                         14

                  PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

       EXECUTONE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS

(In thousands, except for share amounts)
                                         March 31,    December 31,
                                           1994          1993
ASSETS                                 (Unaudited)     (Restated)
CURRENT ASSETS:
  Cash and cash equivalents            $   7,522      $   7,406
  Accounts receivable, net of
    allowance of $882 and $1,017          36,636         37,567
  Inventories                             29,404         29,092
  Prepaid expenses and other
    current assets                         6,877          5,789
  Net assets of discontinued
    operation                              9,667          8,538
       Total Current Assets               90,106         88,392

PROPERTY AND EQUIPMENT, net               15,028         14,727
INTANGIBLE ASSETS, net                    43,627         44,215
DEFERRED TAXES                            24,738         25,200
OTHER ASSETS                               5,588          2,623
NET ASSETS OF DISCONTINUED
    OPERATION                                ---            397
                                       $ 179,087      $ 175,554

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt    $   2,854      $   2,989
  Accounts payable                        27,732         29,295
  Accrued payroll and related costs        8,412          7,750
  Accrued liabilities                      7,085          7,057
  Accrued restructuring costs              1,259          1,381
  Deferred revenue and customer
    deposits                              18,548         17,713
       Total Current Liabilities          65,890         66,185

LONG-TERM DEBT                            33,601         32,279
LONG-TERM DEFERRED REVENUE                 1,513          1,345
       TOTAL LIABILITIES                 101,004         99,809

STOCKHOLDERS' EQUITY:
  Common stock: $.01 par value;
    60,000,000 shares authorized;
    43,876,915 and 41,205,498
    issued and outstanding                   439            412
  Additional paid-in capital              69,745         68,275
  Retained earnings                        7,899          7,058
       Total Stockholders' Equity         78,083         75,745
                                       $ 179,087      $ 175,554


The accompanying notes are an integral part of these consolidated balance sheets.

       EXECUTONE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Unaudited)

(In thousands, except for per share amounts)
                                      3 Months Ended March 31,
                                        1994            1993
REVENUES:                                            (Restated)
  Product                            $  29,086       $  30,593
  Base                                  36,221          32,471
                                        65,307          63,064
COST OF REVENUES                        39,386          37,966
  Gross Profit                          25,921          25,098

OPERATING EXPENSES:
  Research, development &
    engineering                          2,162           1,809
  Selling, general & administrative     22,452          20,371
                                        24,614          22,180
OPERATING INCOME                         1,307           2,918

INTEREST, AMORTIZATION AND OTHER
  EXPENSES, NET:
  Cash                                     422             794
  Noncash                                  742             715
                                         1,164           1,509
INCOME BEFORE INCOME TAXES
  FROM CONTINUING OPERATIONS               143           1,409

PROVISION FOR INCOME TAXES:
  Cash                                     100              83
  Noncash (utilization of
    pre-acquisition tax
    benefits - refer to Note E)            (43)            480
TOTAL PROVISION FOR INCOME TAXES            57             563

INCOME FROM CONTINUING OPERATIONS           86             846

INCOME (LOSS) FROM DISCONTINUED
  OPERATIONS [NET OF INCOME TAXES
  OF $102 AND $(82)]                       153            (123)
GAIN ON DISPOSAL OF DISCONTINUED
  OPERATIONS (NET OF INCOME TAXES
  OF $403)                                 604             ---

NET INCOME                           $     843       $     723

EARNINGS PER SHARE:
  INCOME FROM CONTINUING
    OPERATIONS                       $     ---       $    0.02
  INCOME FROM DISCONTINUED
    OPERATIONS                            0.02             ---
  NET INCOME                         $    0.02       $    0.02

WEIGHTED AVG. COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING         47,898          47,713

The accompanying notes are an integral part of these consolidated statements.

       EXECUTONE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)


(In thousands)                                 Three Months Ended
                                                    March 31,
                                                 1994      1993
                                                         (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income from continuing operations           $    86    $   846
  Adjustments to reconcile net income to net
    cash provided by continuing operations:
      Depreciation and amortization             1,938      2,035
      Noncash expenses, including noncash
        interest expense, provision for
        income taxes not currently payable
        and provision for losses on
        accounts receivable                       383        658
                                                2,407      3,539
  Net change in working capital items          (1,154)       845

NET CASH PROVIDED BY CONTINUING OPERATIONS      1,253      4,384

Cash Flows from Discontinued Operations          (551)      (958)
NET CASH PROVIDED BY OPERATING ACTIVITIES         702      3,426

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment             (850)      (509)
  Other                                        (1,719)       (28)

NET CASH USED BY INVESTING ACTIVITIES          (2,569)      (537)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Restructuring cost payments                    (122)       (73)
  Borrowings (repayments) under revolving
    credit facility                             2,587     (2,364)
  Repayment of term note under credit
    facility                                     (312)      (312)
  Repayments of other long-term debt             (417)      (378)
  Repurchase of stock                            (750)       ---
  Proceeds from issuances of stock                997        268

NET CASH PROVIDED (USED) BY FINANCING
  ACTIVITIES                                    1,983     (2,859)

INCREASE IN CASH AND CASH EQUIVALENTS             116         30
CASH AND CASH EQUIVALENTS -
  BEGINNING OF PERIOD                           7,406      7,404

CASH AND CASH EQUIVALENTS - END OF PERIOD     $ 7,522    $ 7,434



The accompanying notes are an integral part of these consolidated statements.

      EXECUTONE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


NOTE A - NATURE OF THE BUSINESS

EXECUTONE Information Systems, Inc. (the "Company") designs, manufactures, markets, installs, supports and services voice processing systems and provides cost-effective long-distance telephone service. The Company is also a leading supplier of specialized hospital communications equipment. Products are sold under the EXECUTONE, INFOSTAR, IDS, LIFESAVER and INFOSTAR/ILS brand names through a worldwide network of direct sales and service offices and independent distributors.


NOTE B - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments, which include normal recurring adjustments, considered necessary for a fair presentation of the results for the interim periods presented have been included.

As of July 1, 1988, an accumulated deficit of approximately $49.7 million was eliminated.


NOTE C - SALE OF VODAVI COMMUNICATIONS SYSTEMS DIVISION

As of March 31, 1994 the Company sold its Vodavi Communications Systems Division (VCS), which sold telephone equipment to supply houses and dealers under the brand names STARPLUS and INFINITE, for approximately $10.9 million. Proceeds of the sale consisted of approximately $9.7 million in cash and a $1.2 million note, fully secured by a letter of credit and payable in September 1995. The proceeds were received on April 11, 1994 and were used to reduce borrowings under the Company's credit facility. As of March 31, 1994, the cash portion of the proceeds is reflected in the Consolidated Balance Sheet as Net assets of Discontinued Operation and the note portion of the receivable is included in other assets. The application of these proceeds as of March 31, 1994 would have reduced long-term debt to $23.8 million.

The sale resulted in an after-tax gain of $604,000 (net of income tax provision of $403,000). The results of VCS have been reported separately as a discontinued operation in the Consolidated Statement of Operations. Prior year consolidated financial statements have been restated to present VCS as a discontinued operation. Net revenues of the discontinued operation for the three-month periods ended March 31, 1994 and 1993 were $8.6 million and $7.3 million, respectively.



NOTE D - INCOME TAXES

The Company accounts for income taxes in accordance with FAS 109, Accounting for Income Taxes. The deferred tax asset represents the benefits that are more likely than not to be realized from the utilization of pre and post-acquisition tax benefit carryforwards, which include net operating losses, tax credits and the excess of tax bases over the fair value of the net assets at acquisition.

For the three-month periods ended March 31, 1994 and 1993, the Company made cash payments for income taxes of approximately
$50,000 and $6,000, respectively.


NOTE E - EARNINGS PER SHARE

Earnings per share is based on the weighted average number of shares of common stock, convertible preferred stock (which was entirely converted in 1993) and dilutive common stock equivalents (which include stock options and warrants) outstanding during the periods. Common stock equivalents and the convertible debentures which are antidilutive have been excluded from the computations.


NOTE F - INVENTORIES

Inventories are stated at lower of first-in, first-out ("FIFO") cost or market and consist of the following at March 31, 1994 and December 31, 1993 (amounts in thousands):

                              3/31/94             12/31/93

Raw Materials                 $ 3,120             $ 3,363
Finished Goods                 26,284              25,729
                              --------            --------
                              $29,404             $29,092
                              ========            ========


NOTE G - OTHER MATTERS

For the three-month periods ended March 31, 1994 and 1993, the Company made cash payments of approximately $1.1 million and $1.6 million, respectively, for interest expense on indebtedness.

During the three-month periods ended March 31, 1994 and 1993, noncash financing activities other than those related to the sale of VCS (See Note C) included capital lease obligations incurred in connection with equipment acquisitions of $256,000 and $99,000, respectively, noncash proceeds for issuances of stock from application of credits under an option credit plan of $155,000 and $170,000, respectively, and Common Stock Purchase Warrants exercised thru bond conversion of $1.0 million and $104,000, respectively.

In December 1993, there was a fire at the Company's main subcontractor's production facility in China. As a result, additional costs were incurred to manufacture product at Company facilities and alternative manufacturing subcontractors. The Company believes it will be reimbursed by its insurance carrier for these costs and, accordingly, has established a receivable of $1.8 million for amounts incurred through March 31, 1994.

Refer to the consolidated statements of cash flows for information on all cash-related operating, investing and financing activities.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Introduction

The Company's revenues are primarily derived from sales of its products and services through a worldwide network of Company-owned direct sales and service offices and independent distributors. The Company's end-user revenues are derived from two primary sources:
(1) sales of systems to new customers, which include sales of application-specific software options ("product revenues"), and (2) servicing the end-user base through the upgrade, expansion, enhancement (which includes sales of application-specific software options) and maintenance of previously installed systems, as well as revenues from the INFOSTAR/LD+ program (commonly referred to as "base revenues"). Base revenues usually generate higher operating income margin than initial sales of systems, since the Company's selling expenses for base revenues are lower than those for initial system sales. Sales of the Company's application-specific software options and related services generally produce higher operating income margin than both system sales and base revenues due to the added performance value and relatively low production costs of such proprietary software and services.


Results of Operations

Total revenues for the three-month period ended March 31, 1994 were 4% higher than the comparable 1993 period. Product revenues for the three-month period ended March 31, 1994 decreased slightly from the corresponding 1993 period due, primarily, to inventory shortages caused by a fire which occurred at the Company's main subcontractor's production facility in China in December 1993 (see page 10). Base revenues for the three-month period ended March 31, 1994 were 12% higher than the comparable 1993 period. The increase in base revenues was primarily attributable to continuing growth in sales to the Company's existing customer base, including increased sales of systems upgrades, expansions and maintenance as well as volume increases generated by the LD+ program.

For the three-month period ended March 31, 1994, gross profit as a percentage of total revenues was 39.7% a minimal change from 39.8% for the comparable 1993 period. While bookings of newer, higher margin products continue to grow, they have not yet significantly increased gross margin due to the costs of entering new markets, the minimal relative revenue generated by these new products and increased backlog resulting from inventory shortages.

Operating income as a percentage of total revenues for the three-month period ended March 31, 1994 was 2.0% as compared to 4.6% for the corresponding 1993 period due to higher operating expenses. Research, development and engineering expenses continue to reflect increased investments in engineering for the development of new higher margin products. SG&A expenditures increased primarily due to the investment of resources necessary to service the Company's expanding customer base and new product lines and higher sales volume.

Interest, amortization and other expenses, net for the three-month period ended March 31, 1994 was lower than the corresponding 1993 period due, primarily, to lower interest expense for the Company's credit facility resulting from lower borrowing levels and an interest rate reduction on the Company's bank borrowings.

For the three-month period ended March 31, 1994 the Company recorded a provision for income taxes of $57,000 for continuing operations, $102,000 for discontinued operations and $403,000 for the gain on the sale of its VCS division. Of the total provision, $462,000 was recorded as a reduction of the deferred tax asset to reflect the utilization of pre-acquisition tax benefits. As a result of the utilization of these benefits, the Company does not have a significant tax liability for the period. The Company has substantial tax benefit carryforwards which means that minimal taxes will be paid in the near future.

In December 1993, a fire occurred at the Company's main subcontractor's production facility in Shinzen, China, causing inventory shortages. The Company attempted to alleviate production restrictions and product shortages caused by the fire through existing inventory, equivalent equipment substitution, purchases from other subcontractors and/or production at the Company's own facilities, but was unable to ship approximately $3 million of orders during the quarter. A new facility has since been built and is expected to reach full capacity by June 30, 1994. The Company estimates that by June 30, 1994, it will have incurred approximately $3 million in additional direct costs related to the emergency production, of which $1.8 million has been incurred as of March 31, 1994. The Company believes these additional costs will be recovered from insurance and, accordingly, has established a receivable for amounts incurred through March 31, 1994.

If all of the product that was ordered had been available for shipment, the Company estimates that its revenues would have been $68.3 million and that net income would have increased by approximately $900,000 to $1.7 million or $0.04 per share.

As of March 31, 1994 the Company sold its Vodavi Communications Systems Division (VCS), which sold telephone equipment to supply houses and dealers under the brand names STARPLUS and INFINITE, for approximately $10.9 million. Proceeds of the sale consisted of approximately $9.7 million in cash and a $1.2 million note, fully secured by a letter of credit and payable in September 1995. The proceeds were received on April 11, 1994 and were used to reduce borrowings under the Company's credit facility. As of March 31, 1994, the cash portion of the proceeds is reflected in the Consolidated Balance Sheet as Net assets of Discontinued Operation and the note portion of the receivable is included in other assets. The application of these proceeds as of March 31, 1994 would have reduced long-term debt to $23.8 million.

The sale of VCS resulted in an after-tax gain of $604,000 (net of income tax provision of $403,000). The results of VCS have been reported separately as a discontinued operation in the Consolidated Statement of Operations. Prior year consolidated financial statements have been restated to present VCS as a discontinued operation. Net revenues of the discontinued operation for the three-month periods ended March 31, 1994 and 1993 were $8.6 million and $7.3 million, respectively.


Liquidity and Capital Resources

The Company's liquidity is represented by cash, cash equivalents and cash availability under its existing credit facilities. The
Company's liquidity was approximately $26 million and $29 million as of March 31, 1994 and December 31, 1993, respectively.

At March 31, 1994 and December 31, 1993, cash and cash equivalents amounted to $7.5 million and $7.4 million, respectively, which represented 8% of current assets. The Company generated $1.3 million in cash from continuing operations, after funding approximately $3.0 million in costs relating to the emergency production requirements, during the three-month period ended March 31, 1994 as compared to $4.4 million in cash from continuing operations for the corresponding 1993 period. In addition to funding the emergency production costs, the Company also repurchased stock of $0.8 million and purchased equipment of $0.9 million.

Total debt at March 31, 1994 was $36.5 million, an increase of $1.2 million from $35.3 million at December 31, 1993. The increase in debt is primarily due to increased borrowing levels under the revolving credit facility of $2.6 million and capital lease agreements for equipment purchases of $0.3 million. This was partially offset by common stock purchase warrants exercised through bond conversions of $1.0 million and repayments of other long-term debt of $0.7 million.

On April 11, 1994, the Company received the cash proceeds from the sale of the VCS division of $9.7 million, of which $2.2 million was used to reduce the Company's term loan and $7.5 million was used to reduce the Company's revolving credit facility.

As of April 29, 1994, approximately $16.4 million of direct borrowings was available under the Company's credit facility. The Company believes that borrowings available under the credit facility and cash flow from operations will be sufficient to meet working capital and other requirements for the next twelve months.

                   PART II - OTHER INFORMATION



Item 1.    LEGAL PROCEEDINGS

           Not applicable.


Item 2.    CHANGES IN SECURITIES

           Not applicable.


Item 3.    DEFAULTS UPON SENIOR SECURITIES

           Not applicable.


Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Not applicable.


Item 5.    OTHER INFORMATION

           Not applicable.


Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

           a)  Exhibits

               11 -    Statement Regarding Computation
                       of Per Share Earnings

           b)  Reports on Form 8-K

               Not applicable.





                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                              EXECUTONE Information Systems, Inc.



Dated:  May 12, 1994          /s/ Alan Kessman
                              Alan Kessman
                              Chairman, President and
                              Chief Executive Officer



Dated:  May 12, 1994          /s/ Anthony R. Guarascio
                              Anthony R. Guarascio
                              Vice President Finance and
                              Chief Financial Officer