Form 10-Q
period 1994-06-30
EXECUTONE INFORMATION SYSTEMS INC
filed 1994-08-12
CIK 725282

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1994

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


       478 Wheelers Farms Road, Milford, Connecticut 06460
       (Address of principal executive offices)  (Zip Code)


                       (203) 876-7600
       (Registrant's telephone number, including area code)


             6 Thorndal Circle, Darien, Connecticut 06820
      (Former name, former address and former fiscal year,
                  if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X   No

The number of shares outstanding of registrant's Common Stock, $.01 par value per share, as of July 31, 1994 was 43,593,878.

                              INDEX



EXECUTONE Information Systems, Inc.

                                                           Page #
PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements

          Consolidated Balance Sheets - June 30, 1994
          and December 31, 1993.                              3

          Consolidated Statements of Operations -
          Three Months and Six Months Ended
          June 30, 1994 and 1993.                             4

          Consolidated Statements of Cash Flows -
          Six Months Ended June 30, 1994 and 1993.            5

          Notes to Consolidated Financial Statements.         6


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations       9



PART II.  OTHER INFORMATION                                  12

          SIGNATURES                                         13



EXHIBIT 11.    STATEMENT REGARDING COMPUTATION
               OF PER SHARE EARNINGS                         14

                  PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

       EXECUTONE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS

(In thousands, except for share amounts)
                                         June 30,     December 31,
                                           1994          1993
ASSETS                                 (Unaudited)     (Restated)
CURRENT ASSETS:
  Cash and cash equivalents            $   7,624      $   7,406
  Accounts receivable, net of
    allowance of $1,278 and $1,017        42,974         37,567
  Inventories                             31,943         29,092
  Prepaid expenses and other
    current assets                         7,828          5,789
  Net assets of discontinued
    operation                                ---          8,538
       Total Current Assets               90,369         88,392

PROPERTY AND EQUIPMENT, net               15,174         14,727
INTANGIBLE ASSETS, net                    43,058         44,215
DEFERRED TAXES                            23,228         25,200
OTHER ASSETS                               7,644          2,623
NET ASSETS OF DISCONTINUED
    OPERATION                                ---            397
                                       $ 179,473      $ 175,554

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt    $   2,386      $   2,989
  Accounts payable                        32,252         29,295
  Accrued payroll and related costs        9,143          7,750
  Accrued liabilities                      8,916          7,057
  Accrued restructuring costs              1,200          1,381
  Deferred revenue and customer
    deposits                              18,118         17,713
       Total Current Liabilities          72,015         66,185

LONG-TERM DEBT                            26,717         32,279
LONG-TERM DEFERRED REVENUE                 1,876          1,345
       TOTAL LIABILITIES                 100,608         99,809

STOCKHOLDERS' EQUITY:
  Common stock: $.01 par value;
    60,000,000 shares authorized;
    43,393,323 and 41,205,498
    issued and outstanding                   434            412
  Additional paid-in capital              68,116         68,275
  Retained earnings                       10,315          7,058
       Total Stockholders' Equity         78,865         75,745
                                       $ 179,473      $ 175,554


The accompanying notes are an integral part of these consolidated balance sheets.

            EXECUTONE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

(In thousands, except for per share amounts)
                               Three Months Ended         Six Months Ended
                               6/30/94    6/30/93        6/30/94    6/30/93
REVENUES:                                (Restated)                (Restated)
  Product                     $ 36,550   $ 34,801       $ 65,636   $ 65,394
  Base                          40,062     33,682         76,283     66,153
                                76,612     68,483        141,919    131,547
COST OF REVENUES                44,781     41,116         84,169     79,082
  Gross Profit                  31,831     27,367         57,750     52,465

OPERATING EXPENSES:
  Research, development
    and engineering              2,339      2,377          4,501      4,186
  Selling, general
    & administrative            24,139     21,723         46,591     42,094
                                26,478     24,100         51,092     46,280
OPERATING INCOME                 5,353      3,267          6,658      6,185

INTEREST, AMORTIZATION AND
  OTHER EXPENSES, NET:
  Cash                             589        678          1,011      1,472
  Noncash                          740        714          1,482      1,429
                                 1,329      1,392          2,493      2,901
INCOME BEFORE INCOME TAXES
  FROM CONTINUING OPERATIONS     4,024      1,875          4,165      3,284

PROVISION FOR INCOME TAXES:
  Cash                             100         84            200        167
  Noncash (utilization of
    pre-acquisition tax
    benefits - Note D)           1,510        666          1,465      1,146
                                 1,610        750          1,665      1,313
INCOME FROM CONTINUING
  OPERATIONS                     2,414      1,125          2,500      1,971

INCOME (LOSS) FROM DISCONTINUED
  OPERATIONS [NET OF INCOME
  TAXES OF $51, $102 AND $(31),
  RESPECTIVELY]                    ---         77            153        (46)
GAIN ON DISPOSAL OF
  DISCONTINUED OPERATIONS
  (NET OF INCOME TAXES
  OF $403)                         ---        ---            604        ---
NET INCOME                    $  2,414   $  1,202       $  3,257   $  1,925

EARNINGS PER SHARE:
  INCOME FROM CONTINUING
    OPERATIONS                $   0.05   $   0.03       $   0.05   $   0.04
  DISCONTINUED
    OPERATIONS                    0.00       0.00           0.02       0.00
  NET INCOME                  $   0.05   $   0.03       $   0.07   $   0.04

WEIGHTED AVG. COMMON AND
  COMMON EQUIVALENT SHARES
  OUTSTANDING                   47,651     48,368         47,737     47,994
The accompanying notes are an integral part of these consolidated statements.

                                      4


       EXECUTONE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)


(In thousands)                                  Six Months Ended
                                                    June 30,
                                                 1994      1993
                                                         (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income from continuing operations           $ 2,500    $ 1,971
  Adjustments to reconcile net income to net
    cash provided by continuing operations:
      Depreciation and amortization             3,877      4,111
      Noncash expenses, including noncash
        interest expense, provision for
        income taxes not currently payable
        and provision for losses on
        accounts receivable                     2,178      1,632
                                                8,555      7,714
  Net change in working capital items          (4,844)     1,236

NET CASH PROVIDED BY CONTINUING OPERATIONS      3,711      8,950

Cash Flows from Discontinued Operations          (551)    (2,653)
NET CASH PROVIDED BY OPERATING ACTIVITIES       3,160      6,297

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment           (1,637)      (922)
  Proceeds from sale of VCS                     9,700        ---
  Receivable for emergency production
    costs (Note G)                             (4,000)       ---
  Other                                           505       (828)

NET CASH USED BY INVESTING ACTIVITIES           4,568     (1,750)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Restructuring cost payments                    (181)      (225)
  Repayments under revolving credit
    facility                                   (2,403)    (3,148)
  Repayment of term note under credit
    facility                                   (2,768)      (625)
  Repayments of other long-term debt             (682)      (772)
  Repurchase of stock                          (2,589)       ---
  Proceeds from issuances of stock              1,113        305

NET CASH USED BY FINANCING
  ACTIVITIES                                   (7,510)    (4,465)

INCREASE IN CASH AND CASH EQUIVALENTS             218         82
CASH AND CASH EQUIVALENTS -
  BEGINNING OF PERIOD                           7,406      7,404

CASH AND CASH EQUIVALENTS - END OF PERIOD     $ 7,624    $ 7,486

The accompanying notes are an integral part of these consolidated statements.


                                 5
      EXECUTONE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


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

The sale resulted in an after-tax gain of $604,000 (net of income tax provision of $403,000). The results of VCS have been reported separately as a discontinued operation in the Consolidated
Statement of Operations. Prior year consolidated financial statements have been restated to present VCS as a discontinued operation. Net revenues of the discontinued operation for the three-month period ended June 30, 1993 were $8.1 million. For the six-month periods ended June 30, 1994 and 1993, net revenues of the discontinued operation were $8.6 million and $15.5 million, respectively.







                                6
NOTE D - INCOME TAXES

The Company accounts for income taxes in accordance with FAS 109, Accounting for Income Taxes. The deferred tax asset represents the benefits that are more likely than not to be realized from the utilization of pre and post-acquisition tax benefit carryforwards, which include net operating losses, tax credits and the excess of tax bases over the fair value of the net assets at acquisition.

For the six-month periods ended June 30, 1994 and 1993, the Company made cash payments for income taxes of approximately $223,000 and $63,000, respectively.


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


NOTE F - INVENTORIES

Inventories are stated at lower of first-in, first-out ("FIFO") cost or market and consist of the following at June 30, 1994 and December 31, 1993 (amounts in thousands):

                              6/30/94             12/31/93

Raw Materials                 $ 3,416             $ 3,363
Finished Goods                 28,527              25,729
                              $31,943             $29,092



NOTE G - OTHER MATTERS

For the six-month periods ended June 30, 1994 and 1993, the Company made cash payments of approximately $1.4 million and $2.0 million, respectively, for interest expense on indebtedness.

During the six-month periods ended June 30, 1994 and 1993, noncash financing activities other than those related to the sale of VCS
(See Note C) included capital lease obligations incurred in connection with equipment acquisitions of $552,000 and $292,000, respectively, noncash proceeds for issuances of stock from application of credits under an option credit plan of $224,000 and $243,000, respectively, and Common Stock Purchase Warrants exercised through bond conversion of $1.1 million and $155,000, respectively.







                                7
In December 1993, there was a fire at the Company's main
subcontractor's production facility in China.  As a result,
additional costs were incurred to manufacture product at Company facilities and alternative manufacturing subcontractors.  In July
1994, the Company was reimbursed for $4.0 million of such costs by its insurance carrier.  The receivable for the amounts to be reimbursed was included in other assets as of June 30, 1994.

Refer to the consolidated statements of cash flows for information on all cash-related operating, investing and financing activities.


















































Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Introduction

The Company's revenues are primarily derived from sales of its products and services through a worldwide network of Company-owned direct sales and service offices and independent distributors. The
Company's end-user revenues are derived from two primary sources:
(1) sales of systems to new customers, which include sales of application-specific software options ("product revenues"), and (2) servicing the end-user base through the upgrade, expansion, enhancement (which includes sales of application-specific software options) and maintenance of previously installed systems, as well as revenues from the INFOSTAR/LD+ program (commonly referred to as "base revenues"). Base revenues usually generate higher operating income margin than initial sales of systems, since the Company's selling expenses for base revenues are lower than those for initial system sales. Sales of the Company's application-specific software options and related services generally produce higher operating income margins than both system sales and base revenues due to the added performance value and relatively low production costs of such proprietary software and services.


Results of Operations

Total revenues for the three-month and six-month  periods ended
June 30, 1994 were 12% and 8% higher, respectively, than the comparable 1993 periods. Product revenues for the three-month period ended June 30, 1994 increased 5% over the corresponding 1993 period due to a volume increase in voice processing products and an increase in telephony sales through the Company's independent distribution channel. For the six-month period ended June 30, 1994, product revenues increased only slightly from the corresponding 1993 period due, primarily, to inventory shortages caused by a fire which occurred at the Company's main subcontractor's production facility in China in December 1993 (see page 10). Base revenues for the three-month and six-month periods ended June 30, 1994 were 19% and 15% higher, respectively, than the comparable 1993 periods. The increase in base revenues was primarily attributable to continuing growth in sales to the Company's existing customer base, including increased sales of systems upgrades, expansions and maintenance as well as volume increases generated by the LD+ program.

For the three-month periods ended June 30, 1994 and 1993, gross profit as a percentage of total revenues was 41.5% and 40.0%, respectively. Gross profit as a percentage of total revenues for the six-month periods ended June 30, 1994 and 1993 were 40.7% and 39.9%, respectively. In addition to the impact of the overall revenue increases, much of the gross profit increase is due to volume increases for the Company's voice mail and ACD products.
These software-oriented applications impact both base and product gross profit and are among the Company's higher-margin products.





                                9
Operating income as a percentage of total revenues for the three-
month periods ended June 30, 1994 and 1993 was 7.0% and 4.8%, respectively, and 4.7% for both six-month periods ended June 30,
1994 and 1993.  Operating income as a percentage of total revenue for the three months increased due to improved gross profit
margins.  Research, development and engineering expenses increased
7.5% for the six-month period ended June 30, 1994 compared to the corresponding 1993 period, continuing to reflect increased
investments in engineering for the development of new higher margin products.  The increase in SG&A expenditures is largely the result of higher selling expenses, which reflect not only the impact of the higher sales volume over the three- and six-month periods but also the continued investment in personnel and training as the nature and complexity of the Company's products increase and the customer base expands.

Interest, amortization and other expenses, net for the three-month and six-month periods ended June 30, 1994 was lower than the corresponding 1993 period due, primarily, to lower interest expense for the Company's credit facility resulting from lower borrowing levels and an interest rate reduction on the Company's bank borrowings.

For the three-month period ended June 30, 1994, the Company recorded a provision for income taxes of $1.6 million for continuing operations. For the six-month period ended June 30, 1994, the Company recorded a provision for income taxes of $1.7 million for continuing operations, $102,000 for discontinued operations and $403,000 for the gain on the sale of its VCS division. Of the total provision, $2.0 million was recorded as a reduction of the deferred tax asset to reflect the utilization of tax benefit carry forwards. As a result of the utilization of these benefits, the Company does not have a significant tax liability for the period. The Company has substantial tax benefit carryforwards which means that minimal taxes will be paid in the near future.

In December 1993, a fire occurred at the Company's main subcontractor's production facility in Shinzen, China, causing inventory shortages during the first six months of 1994. The production problems have been largely alleviated by the Company's ability to increase its own production and find alternative manufacturing sources. The Company has established a receivable of $4 million for additional direct costs related to the emergency production as of June 30, 1994, which were recovered from the Company's insurance carrier in July 1994. The subcontractor's facility has since been rebuilt and the Company does not anticipate any significant additional product costs will be incurred.

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





                               10
The sale of VCS resulted in an after-tax gain of $604,000 (net of income tax provision of $403,000).  The results of VCS have been reported separately as a discontinued operation in the Consolidated
Statement of Operations.  Prior year consolidated financial
statements have been restated to present VCS as a discontinued
operation.  Net revenues of the discontinued operation for the three-month period ended June 30, 1993 were $8.1 million.  For the six-month periods ended June 30, 1994 and 1993, net revenues of the discontinued operation were $8.6 million and $15.5 million,
respectively.


Liquidity and Capital Resources

The Company's liquidity is represented by cash, cash equivalents and cash availability under its existing credit facilities. The
Company's liquidity was approximately $27 million and $29 million as of June 30, 1994 and December 31, 1993, respectively.

At June 30, 1994 and December 31, 1993, cash and cash equivalents amounted to $7.6 million and $7.4 million, respectively, which represented 8% of current assets. The Company generated $3.7 million in cash from continuing operations, during the six-month period ended June 30, 1994 as compared to $9.0 million in cash from continuing operations for the corresponding 1993 period. The decrease from prior year represents the impact of increased working capital resulting from the rebuilding of inventory which was depleted as a result of the product shortages caused by the December fire, higher sales volume for the three-month period ended
June 30, 1994 as compared to the comparable 1993 period and the slight increase in days sales outstanding from 50 days to 51 days.
Cash from operations was used to fund the $4.0 million in emergency production costs over the period, which were reimbursed by insurance in July 1994.

Total debt at June 30, 1994 was $29.1 million, a decrease of $6.2 million from $35.3 million at December 31, 1993. The reduction in debt is due to the application of proceeds from the sale of VCS of $9.7 million, of which $2.2 million was used to reduce the Company's term loan and $7.5 million was used to reduce the Company's revolving credit facility, common stock purchase warrants exercised through bond conversions of $1.1 million and repayments of other long-term debt of $0.9 million. This was partially offset by increased borrowings under the revolving credit facility of $5.0 million and capital lease agreements for equipment purchases of $0.5 million.

As of July 31, 1994, approximately $18.3 million of direct borrowings was available under the Company's credit facility. The
Company believes that borrowings available under the credit facility and cash flow from operations will be sufficient to meet working capital and other requirements for the next twelve months.










                               11

                        PART II - OTHER INFORMATION


Item 1. LEGAL PROCEEDINGS
        Not applicable.

Item 2. CHANGES IN SECURITIES
        Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES
        Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        a) The Registrant's Annual Meeting of Shareholders was held on
           June 23, 1994.
        b) Proxies were solicited by the Registrant's management pursuant to
           Regulation 14 under the Securities Act of 1934; there was no solicitation in opposition to management's nominees listed in the
           Proxy Statement dated April 29, 1994 and all such nominees were elected pursuant to the vote of the shareholders.
        c) The amendment of the Registrant's 1984 Employee Stock Purchase
           Plan described under "Proposal 2" in the Proxy Statement dated
           April 29, 1994, which section is incorporated herein by reference, was approved by a vote of the majority of the Registrant's outstanding Common Stock as follows:
                For:           29,262,657
                Against:          505,820
                Abstain:          159,587
        d) The amendment of the Registrant's 1990 Directors' Stock Option
           Plan described under "Proposal 3" in the Proxy Statement dated
           April 29, 1994, which section is incorporated herein by reference, was approved by a vote of the majority of the Registrant's outstanding Common Stock as follows:
                For:           38,258,903
                Against:          714,751
                Abstain:          189,780
        e) The approval of the Registrant's 1994 Executive Stock Incentive
           Plan described under "Proposal 4" in the Proxy Statement dated
           April 29, 1994, which section is incorporated herein by reference, was approved by a vote of the majority of the Registrant's outstanding Common Stock as follows:
                For:           27,297,958
                Against:          947,277
                Abstain:          177,028
        f) The total number of shares of the Registrant's Common Stock, $.01 par value, outstanding as of April 25, 1994, the record date for the Annual Meeting, was 43,890,842, and 39,247,884 shares were represented in person or by proxy at the Meeting.

Item 5. OTHER INFORMATION
        Not applicable.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
        a) Exhibits
           11 - Statement Regarding Computation of Per Share Earnings
        b) Reports on Form 8-K
           Not applicable.








                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                              EXECUTONE Information Systems, Inc.



Dated:  August 11, 1994       /s/ Alan Kessman
                              Alan Kessman
                              Chairman, President and
                              Chief Executive Officer



Dated:  August 11, 1994       /s/ Anthony R. Guarascio
                              Anthony R. Guarascio
                              Vice President Finance and
                              Chief Financial Officer









                                    13

















