Form 10-Q
period 1994-09-30
EXECUTONE INFORMATION SYSTEMS INC
filed 1994-11-14
CIK 725282

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1994

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

The number of shares outstanding of registrant's Common Stock, $.01 par value per share, as of October 31, 1994 was 45,929,911.





                             INDEX



EXECUTONE Information Systems, Inc.

                                                           Page #
PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements

          Consolidated Balance Sheets - September 30, 1994
          and December 31, 1993.                              3

          Consolidated Statements of Operations -
          Three Months and Nine Months Ended
          September 30, 1994 and 1993.                        4

          Consolidated Statements of Cash Flows -
          Nine Months Ended September 30, 1994 and 1993.      5

          Notes to Consolidated Financial Statements.         6


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations       9



PART II.  OTHER INFORMATION                                  13

          SIGNATURES                                         14



EXHIBIT 11.    STATEMENT REGARDING COMPUTATION
               OF PER SHARE EARNINGS                         15

                  PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

       EXECUTONE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

(In thousands, except for share amounts)
                                     September 30,  December 31,
                                         1994          1993
ASSETS                               (Unaudited)    (Restated)
CURRENT ASSETS:
Cash and cash equivalents            $   7,430      $   7,406
Accounts receivable, net of
  allowance of $1,337 and $1,017        46,647         37,567
Inventories                             34,198         29,092
Prepaid expenses and other
  current assets                         6,134          5,789
Net assets of discontinued
  operation                                ---          8,538
     Total Current Assets               94,409         88,392

PROPERTY AND EQUIPMENT, net             16,266         14,727
INTANGIBLE ASSETS, net                  44,006         44,215
DEFERRED TAXES                          22,002         25,200
OTHER ASSETS                             3,903          2,623
NET ASSETS OF DISCONTINUED
  OPERATION                                ---            397
                                     $ 180,586      $ 175,554

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt    $   1,278      $   2,989
Accounts payable                        31,541         29,295
Accrued payroll and related costs        8,316          7,750
Accrued liabilities                      9,086          7,057
Accrued restructuring costs              1,485          1,381
Deferred revenue and customer
  deposits                              18,306         17,713
     Total Current Liabilities          70,012         66,185

LONG-TERM DEBT                          29,856         32,279
LONG-TERM DEFERRED REVENUE               2,134          1,345
     TOTAL LIABILITIES                 102,002         99,809

STOCKHOLDERS' EQUITY:
Common stock: $.01 par value;
  60,000,000 shares authorized;
  42,901,853 and 41,205,498
  issued and outstanding                   429            412
Additional paid-in capital              65,856         68,275
Retained earnings                       12,299          7,058
     Total Stockholders' Equity         78,584         75,745
                                     $ 180,586      $ 175,554


The accompanying notes are an integral part of these consolidated balance sheets.


                                3

            EXECUTONE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

(In thousands, except for per share amounts)
                              Three Months Ended         Nine Months Ended
                              9/30/94    9/30/93        9/30/94    9/30/93
REVENUES:                              (Restated)               (Restated)
 Product                   $ 36,814   $ 32,353        $102,450  $ 97,747
 Base                        39,733     35,544         116,016   101,697
                             76,547     67,897         218,466   199,444
COST OF REVENUES             44,783     40,325         128,951   119,407
 Gross Profit                31,764     27,572          89,515    80,037

OPERATING EXPENSES:
 Research, development
   and engineering            2,398      1,943           6,899     6,129
 Selling, general
   & administrative          24,834     22,563          71,425    64,658
                             27,232     24,506          78,324    70,787
OPERATING INCOME              4,532      3,066          11,191     9,250

INTEREST, AMORTIZATION AND
 OTHER EXPENSES, NET:
 Cash                           351        663           1,349     2,104
 Noncash                        869        788           2,363     2,244
                              1,220      1,451           3,712     4,348
INCOME BEFORE INCOME TAXES
 FROM CONTINUING OPERATIONS   3,312      1,615           7,479     4,902

PROVISION FOR INCOME TAXES:
 Cash                           100         84              300      251
 Noncash (utilization of
   pre-acquisition tax
   benefits - Note D)         1,226        565            2,693    1,714
                              1,326        649            2,993    1,965
INCOME FROM CONTINUING
  OPERATIONS                  1,986        966            4,486    2,937

INCOME FROM DISCONTINUED
  OPERATIONS [NET OF INCOME
  TAXES OF $161, $102 AND $130,
  RESPECTIVELY]                   -        242             153       196
GAIN ON DISPOSAL OF
 DISCONTINUED OPERATIONS
 (NET OF INCOME TAXES
 OF $403)                         -          -             604         -
NET INCOME                 $  1,986   $  1,208        $  5,243  $  3,133

EARNINGS PER SHARE:
 INCOME FROM CONTINUING
   OPERATIONS              $   0.04   $   0.03        $   0.09  $   0.07
 DISCONTINUED
   OPERATIONS                  0.00       0.00            0.02      0.00
 NET INCOME                $   0.04   $   0.03        $   0.11  $   0.07

WEIGHTED AVG. COMMON AND
  COMMON EQUIVALENT SHARES
 OUTSTANDING                 47,182     48,540          47,495   47,987
The accompanying notes are an integral part of these consolidated statements.

                                     4



            EXECUTONE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)


     (In thousands)                                 Nine Months Ended
                                                      September 30,
                                                      1994      1993
                                                              (Restated)
     CASH FLOWS FROM OPERATING ACTIVITIES:
       Income from continuing operations           $ 4,486    $ 2,937
       Adjustments to reconcile net income to net
         cash provided by continuing operations:
           Depreciation and amortization             5,904      5,935
           Noncash expenses, including noncash
             interest expense, provision for
             income taxes not currently payable
             and provision for losses on
             accounts receivable                     3,822      2,475
                                                    14,212     11,347
       Net change in working capital items         (11,066)     1,978

     NET CASH PROVIDED BY CONTINUING OPERATIONS      3,146     13,325

     Cash Flows from Discontinued Operations          (551)    (1,151)
     NET CASH PROVIDED BY OPERATING ACTIVITIES       2,595     12,174

     CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of property and equipment           (3,231)    (1,353)
       Proceeds from sale of VCS                     9,700        ---
       Other                                          (837)      (962)

     NET CASH PROVIDED (USED) BY
       INVESTING ACTIVITIES                          5,632     (2,315)

     CASH FLOWS FROM FINANCING ACTIVITIES:
       Restructuring cost payments                    (254)      (765)
       Borrowings (repayments) under revolving
         credit facility                               806     (2,366)
       Repayment of term note under credit
         facility                                   (3,750)      (937)
       Repayments of other long-term debt           (1,077)    (5,428)
       Repurchase of stock                          (5,365)      (645)
       Proceeds from issuances of stock              1,437        476

     NET CASH USED BY FINANCING
       ACTIVITIES                                   (8,203)    (9,665)

     INCREASE IN CASH AND CASH EQUIVALENTS              24        194
     CASH AND CASH EQUIVALENTS -
       BEGINNING OF PERIOD                           7,406      7,404

     CASH AND CASH EQUIVALENTS - END OF PERIOD     $ 7,430    $ 7,598

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


       NOTE C - SALE OF VODAVI COMMUNICATIONS SYSTEMS DIVISION

       As  of March 31, 1994, the Company sold its Vodavi Communications
       Systems Division (VCS), which sold telephone equipment to supply houses and dealers under the brand names STARPLUS and INFINITE, for approximately $10.9 million. Proceeds of the sale consisted of approximately $9.7 million in cash and a $1.2 million note, fully secured by a letter of credit and payable in September
       1995. The proceeds were received in April 1994 and were used to reduce borrowings under the Company's credit facility.

       The sale resulted in an after-tax gain of $604,000 (net of income tax  provision  of  $403,000).  The  results  of  VCS  have  been
       reported   separately  as  a  discontinued   operation   in   the
       Consolidated  Statement of Operations.  Prior  year  consolidated financial  statements have been restated  to  present  VCS  as  a
       discontinued   operation.   Net  revenues  of  the   discontinued
       operation  for  the three-month period ended September  30,  1993 were  $8.6  million.  For the nine-month periods ended  September
       30,  1994  and  1993, net revenues of the discontinued  operation were $8.6 million and $24.1 million, respectively.







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

       For the nine-month periods ended September 30, 1994 and 1993, the Company made cash payments for income taxes of approximately
       $228,000 and $73,000, respectively.


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


       NOTE F - INVENTORIES

       Inventories are stated at lower of first-in, first-out ("FIFO") cost or market and consist of the following at September 30, 1994 and December 31, 1993 (amounts in thousands):

                                     9/30/94             12/31/93

       Raw Materials                 $ 3,146             $ 3,363
       Finished Goods                 31,052              25,729
                                     $34,198             $29,092



       NOTE G - OTHER MATTERS

       For the nine-month periods ended September 30, 1994 and 1993, the Company made cash payments of approximately $2.4 million and $3.1 million, respectively, for interest expense on indebtedness.

       During the nine-month periods ended September 30, 1994 and  1993, noncash financing activities other than those related to the sale of  VCS  (See Note C) included capital lease obligations incurred in  connection with equipment acquisitions of $686,000  and  $1.4 million,  respectively, noncash proceeds for issuances  of  stock from  application  of  credits under an  option  credit  plan  of
       $339,000  and  $315,000, respectively, and Common Stock  Purchase
       Warrants  exercised through bond conversion of $1.1  million  and
       $571,000, respectively.








                                      7
       In  September 1994, the Company paid $1.2 million to  the  former shareholders  of  Isoetec Texas, Inc. in  partial  settlement  of claims  by such shareholders.  This payment was an adjustment  of the  purchase  price recorded when the Company  acquired  Isoetec
       Texas, Inc. in 1990 and increased intangible assets accordingly.

       Refer   to   the  consolidated  statements  of  cash  flows   for
       information   on  all  cash-related  operating,   investing   and
       financing activities.





















































                                      8


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

Introduction

The   Company's  revenues  are  primarily  derived  from  sales  of  its
products   and  services  through  a  worldwide  network   of   Company-
owned    direct    sales   and   service   offices    and    independent
distributors.   The  Company's  end-user  revenues  are   derived   from
two  primary  sources:  (1) sales of systems  to  new  customers,  which
include   sales  of  application-specific  software  options   ("product
revenues"),   and   (2)  servicing  the  end-user   base   through   the
upgrade,    expansion,   enhancement   (which    includes    sales    of
application-specific    software    options)    and    maintenance    of
previously   installed   systems,  as  well   as   revenues   from   the
INFOSTAR/LD+   program  (commonly  referred  to  as  "base   revenues").
Base   revenues   usually  generate  higher  operating   income   margin
than   initial   sales   of   systems,  since  the   Company's   selling
expenses   for   base  revenues  are  lower  than  those   for   initial
system    sales.     Sales   of   the   Company's   application-specific
software   options  and  related  services  generally   produce   higher
operating  income  margins  than both system  sales  and  base  revenues due  to  the  added  performance  value and  relatively  low  production costs of such proprietary software and services.


Results of Operations

Total  revenues  for  the  three-month  and  nine-month   periods  ended
September  30,  1994  were  13%  and  10%  higher,  respectively,   than
the   comparable  1993  periods.   Product  revenues  for   the   three-
month   period  ended  September  30,  1994  increased  14%   over   the
corresponding  1993  period  primarily  due  to  a  volume  increase  in
voice     processing     products.     In     addition,     sales     of
videoconferencing  products  resulted  in  the  first  million   dollars
of   revenue  for  that  product  line  during  the  quarter.   For  the
nine-month   period   ended  September  30,   1994,   product   revenues
increased  5%  from  the corresponding 1993 period  as  a  38%  increase
in   voice  processing  revenue  offset  the  impact  of  other  product inventory  shortages  earlier  in  the  year  caused  by  a  fire  which
occurred    at   the   Company's   main   subcontractor's     production
facility  in  China  in  December 1993 (see  page  10).   Base  revenues
for   the  three-month  and  nine-month  periods  ended  September   30,
1994  were  12%  and  14%  higher,  respectively,  than  the  comparable
1993   periods.   The   increase   in  base   revenues   was   primarily
attributable   to   continuing  growth  in  sales   to   the   Company's
existing   customer   base,  including  increased   sales   of   systems
upgrades,  expansions  and  maintenance  as  well  as  volume  increases generated by the LD+ program.

For   the  three-month  periods  ended  September  30,  1994  and  1993,
gross   profit  as  a  percentage  of  total  revenues  was  41.5%   and
40.6%,   respectively.    Gross  profit  as  a   percentage   of   total
revenues  for  the  nine-month  periods ended  September  30,  1994  and
1993  was  41.0%  and  40.1%, respectively.  The increases  are  due  to
higher   overall   volume  and  a  continued  mix   shift   toward   the
Company's   software-oriented,  higher-margin  products.    Voice   mail
and   ACD   unit   sales  increased  significantly   versus   both   the
comparable   1993  periods,  positively  impacting  base   and   product
gross profit.



                               9
Operating  income  as  a  percentage of  total  revenues  was  5.9%  and
4.5%   for  the  three-month  periods  ended  September  30,  1994   and
1993,  respectively,  and  5.1%  and 4.6%  for  the  nine-month  periods
ended   September   30,   1994   and  1993,   respectively.    Operating
income  as  a  percentage  of total revenues for  both  the  three-month
and   nine-month  periods  increased  due  to  improved   gross   profit
margins.      Research,    development    and    engineering    expenses
increased   12.5%  for  the  nine-month  period  ended   September   30,
1994  compared  to  the  corresponding 1993 period,  which  reflect  the
continuing   increased  investments  in  engineering  for  new   product
development  whose  positive  impact on gross  profit  is  beginning  to
be   realized.   SG&A  expenditures  for  the  three-month   and   nine-
month   periods   have   increased   in   total   dollars   versus   the
comparable  1993  periods  but,  as a  percentage  of  sales,  have  not
changed  significantly.   The  dollar increase  is  largely  the  result
of   higher  selling  expenses,  which  reflect  the  impact  of  higher
sales   volume   and   our  continued  investment   in   personnel   and
training resulting from new product development.

Interest,   amortization  and  other  expenses,  net  for   the   three-
month  and  nine-month  periods  ended  September  30,  1994  was  lower
than   the   corresponding  1993  periods  due,  primarily,   to   lower
interest  expense  for  the  Company's credit  facility  resulting  from
lower   borrowing  levels  and  an  interest  rate  reduction   on   the
Company's bank borrowings.

For  the  three-month  period  ended September  30,  1994,  the  Company
recorded  a  provision  for  income taxes of  $1.3  million.   For   the
nine-month    period    ended    September   30,   1994,   the   Company
recorded   a   provision  for  income  taxes   of   $3.0   million   for
continuing   operations,  $102,000  for  discontinued   operations   and
$403,000  for  the  gain  on  the sale of  its  VCS  division.   Of  the
total  provision,  $3.2  million was recorded  as  a  reduction  of  the
deferred   tax  asset  to  reflect  the  utilization  of   tax   benefit
carry-   forwards.    As   a  result  of  the   utilization   of   these
benefits,  the  Company  does  not  have  a  significant  tax  liability
for   the   period.    The   Company   has   substantial   tax   benefit
carryforwards  which  means  that minimal taxes  will  be  paid  in  the near future.

In   December   1993,   a   fire  occurred   at   the   Company's   main
subcontractor's   production  facility  in   Shinzen,   China,   causing
inventory   shortages  during  the  first  six  months  of  1994.    The
production   problems   were  largely  alleviated   by   the   Company's
ability   to   increase   its  own  production  and   find   alternative
manufacturing  sources.   In  July  1994,  the  Company   recovered   $4
million   from  its  insurance  carrier  for  additional  direct   costs
related     to     the    emergency    production    situation.      The
subcontractor's  facility  has  since  been  rebuilt  and  the   Company
does  not  anticipate  any  significant additional  product  costs  will be incurred.

As  of  March  31,  1994  the  Company sold  its  Vodavi  Communications
Systems  Division  (VCS),  which  sold  telephone  equipment  to  supply houses  and  dealers  under  the  brand  names  STARPLUS  and  INFINITE,
for  approximately  $10.9  million.   Proceeds  of  the  sale  consisted
of  approximately  $9.7  million  in  cash  and  a  $1.2  million  note,
fully   secured  by  a  letter  of  credit  and  payable  in   September
1995.   The  proceeds  were received in April  1994  and  were  used  to reduce borrowings under the Company's credit facility.




                               10
The  sale  of  VCS  resulted in an after-tax gain of  $604,000  (net  of income  tax  provision  of  $403,000).  The results  of  VCS  have  been
reported    separately   as   a   discontinued    operation    in    the
Consolidated   Statement   of  Operations.   Prior   year   consolidated
financial   statements  have  been  restated  to  present   VCS   as   a
discontinued    operation.    Net   revenues   of    the    discontinued
operation   for  the  three-month  period  ended  September   30,   1993
were   $8.6   million.   For  the  nine-month  periods  ended  September
30,   1994   and  1993,  net  revenues  of  the  discontinued  operation were $8.6 million and $24.1 million, respectively.

In  September  1994,  the  Company  paid  $1.2  million  to  the  former
shareholders   of   Isoetec  Texas,  Inc.  in  partial   settlement   of
claims  by  such  shareholders.   This  payment  was  an  adjustment  of
the   purchase   price  recorded  when  the  Company  acquired   Isoetec
Texas, Inc. in 1990 and increased intangible assets accordingly.

Liquidity and Capital Resources

The  Company's  liquidity  is  represented  by  cash,  cash  equivalents
and  cash  availability  under  its  existing  credit  facilities.   The
Company's  liquidity  was  approximately $26  million  and  $29  million as of September 30, 1994 and December 31, 1993, respectively.

At   September   30,  1994  and  December  31,  1993,  cash   and   cash
equivalents   amounted  to  $7.4  million  which   represented   8%   of
current  assets.  The  Company  has  generated  $14.2  million  of  cash
during   the  nine-month  period  ended  September  30,  1994   and   an
additional  $9.7  million  of cash from  the  sale  of  VCS.   The  cash
has   been  used  to  reduce  debt  by  $4.2  million,  repurchase  $5.4
million   of   the  Company's  common  stock,  fund  $11.1  million   of
working   capital,  and  purchase  $3.2  million  of   capital   assets.
For   the  comparable  period  in  1993,  the  Company  generated  $11.3 million  of  cash,  which  was used primarily to  reduce  debt  by  $9.5
million   and   purchase   $1.4  million   of   capital   assets.    The
increase  in  the  funding  of  working capital  is  primarily  accounts
receivable  and  inventory.   The increase  in  accounts  receivable  is
a  result  of  the  13%  revenue increase  for  the  three-month  period
ended   September   30,  1994  as  compared  to  the   comparable   1993
period   and   the   increase   in  days  sales   outstanding   due   to
increased  sales  to  National  Accounts  and  the  Federal  government,
which   generally   have   a   longer   collection   cycle.    Inventory
increased   due   to  a  continuation  of  the  Company's   efforts   to
rebuild    inventory   which   was   depleted   during   the   emergency
production situation earlier in 1994.

Total  debt  at  September 30, 1994 was $31.1  million,  a  decrease  of
$4.2   million   from  $35.3  million  at  December   31,   1993.    The
reduction  in  debt  is  due to the application  of  proceeds  from  the sale  of  VCS  of  $9.7  million, of which  $2.2  million  was  used  to
reduce   the  Company's  term  loan  and  $7.5  million  was   used   to
reduce  the  Company's  revolving  credit  facility,  the  exercise   of
common  stock  purchase  warrants  through  bond  conversions  of   $1.1
million,  and  repayments  of  other long-term  debt  of  $2.6  million.
This   was   partially   offset  by  increased  borrowings   under   the
revolving    credit   facility   of   $8.3   million.   The    increased
borrowings  were  used  primarily  to  fund  working  capital  and  also
included    approximately   $3.0   million   in   temporary    increases
resulting  from  the  purchase of the Company's  common  stock  for  the
Executive   Stock  Incentive  Plan,  which  will  be   repaid   by   the
enrolled executives during the fourth



                               11
quarter  of  1994  and  expenditures  for  the  move  of  the  Corporate
headquarters   to  be  offset  by  monies  granted  by  the   State   of
Connecticut,  which  the  Company expects  to  receive  before  the  end
of  the  year.   Other  increases to total debt  resulted  from  capital
lease  agreements  for  equipment  purchases  of  $0.7  million  and  an
increase   to   the   carrying  value  of  the   Company's   Convertible
Subordinated Debentures of $0.2 million due to accretion.

In  August  1994,  the  Company  amended  its  Credit  Facility  whereby it  has  the  option  of  denominating a portion of  its  borrowings  in
Eurodollars.   It  also  permits  the  Company  to  issue  a  Letter  of
Credit  to  support  amounts  loaned  by  the  Company's  banks  to  the
Company's   senior   management  in  connection   with   its   Executive
Stock  Incentive  Plan  approved  by  the  shareholders  in  June  1993.
This   Letter   of  Credit  has  a  minimal  impact  on  the   Company's
borrowing capability.

As   of   October  31,  1994,  approximately  $14.0  million  of  direct
borrowings   was   available  under  the  Company's   credit   facility.
The   Company  believes  that  borrowings  available  under  the  credit facility  and  cash  flow from operations will  be  sufficient  to  meet
working   capital   and   other  requirements  for   the   next   twelve
months.













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


                      EXECUTONE Information Systems, Inc.



Dated:  November 11, 1994          /s/ Alan Kessman
                                   Alan Kessman
                                   Chairman, President and
                                   Chief Executive Officer



Dated:  November 11, 1994          /s/ Anthony R. Guarascio
                                   Anthony R. Guarascio
                                   Vice President Finance and
                                   Chief Financial Officer































