Form 10-K
EXECUTONE INFORMATION SYSTEMS INC
filed 1995-03-30
CIK 725282

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1994

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from          to
                               ------        ------

Commission File Number:  0-11551


                      EXECUTONE Information Systems, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Virginia                            86-0449210
----------------------------------        --------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

478 Wheelers Farms Road, Milford, Connecticut                  06460
---------------------------------------------       ----------------------------
  (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  (203)876-7600

Securities registered pursuant to Section 12(b) of the Act:

       Title of each class            Name of each exchange on which registered
       -------------------            -----------------------------------------
                N/A                                   None

       Securities  registered  pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
        71/2% Convertible Subordinated Debentures, Due March 15, 2011
    ---------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the common stock held by nonaffiliates of the registrant (assuming for this purpose that all executive officers and directors of the registrant are affiliates) as of March 24, 1995 was $99,767,506, based on the last sale price for the common stock on that date.

The number of shares outstanding of the registrant's only class of common stock, $.01 par value per share, as of March 24, 1995, was 46,092,903.


                      DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into the Part of this Form 10-K indicated below:

     Part II - 1994 Annual Report to Shareholders
    Part III - Proxy Statement for 1995 Annual Meeting of Shareholders scheduled to be held June 15, 1995.

                               TABLE OF CONTENTS

Item                                                                      Page


PART I
1.       Business                                                              1
2.       Properties                                                            9
3.       Legal Proceedings                                                     9
4.       Submission of Matters to a Vote of Security Holders                  10
         Executive Officers of the Registrant                                 11



PART II

5.    Market for Registrant's Common Equity and Related Stockholder Matters   14
6.       Selected Financial Data                                              14
7.    Management's Discussion and Analysis of Financial Condition             14
      and Results of Operations
8.    Financial Statements and Supplementary Data                             14
9.    Changes in and Disagreements with Accountants on                        14
      Accounting and Financial Disclosure


PART III

10.   Directors and Executive Officers of the Registrant                      14
11.   Executive Compensation                                                  14
12.   Security Ownership of Certain Beneficial Owners and Management          15
13.   Certain Relationships and Related Transactions                          15


PART IV

14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K         15


                                     PART I

ITEM 1.        BUSINESS

General

      EXECUTONE Information Systems, Inc. ("EXECUTONE" or the "Company") designs, manufactures, sells, installs and supports voice processing systems and healthcare communications systems. EXECUTONE also provides cost-effective long-distance telephone service through its INFOSTAR'r'/LD+ program. Products are sold under the EXECUTONE'r', INFOSTAR'r', IDS'tm', LIFESAVER'tm' and INFOSTAR/ILS'tm' brand names through a worldwide network of direct sales and service offices and independent distributors.

      EXECUTONE's executive offices are located at 478 Wheelers Farms Road, Milford, Connecticut 06460, telephone (203) 876-7600. The Common Stock of EXECUTONE is traded on the NASDAQ National Market System under the symbol "XTON", and its Convertible Subordinated Debentures due 2011 trade on the NASDAQ system under the symbol "XTONG".


Recent Developments

      Effective March 31, 1994, the Company sold its Vodavi Communications Systems Division ("VCS") to V Technology Acquisition Corp. for $9.7 million in cash and a $1.2 million note which is due in September 1995 and is fully secured by a letter of credit.

      In August 1994, the Company's revolving credit and term loan agreement (the "Credit Facility") was further amended to reduce the commitment fee and provide for Eurodollar denomination borrowings, among other changes. The amended Credit Facility is secured by substantially all the assets of the Company and expires in August 1999. Direct borrowings and letters of credit are available under the Credit Facility pursuant to a formula based on eligible accounts receivable and inventory up to a maximum of $55 million, including $15 million in letters of credit.


Business Strategy

      EXECUTONE is a vertically integrated voice processing and healthcare communications company. The Company controls the major elements of its business, ranging from product design, manufacturing and marketing to distribution, installation, service and support. The Company's products and services are marketed and sold through a worldwide network of Company-owned direct sales and service offices and independent distributors. The Company's strategic focus is on seven product areas: three in the area of voice processing (telephone systems, call center management and voice messaging products), plus healthcare communication systems, locator systems, videoconferencing products, and voice, data and video network services.

      Revenues  are  derived  from  both  from  new  installations  and from the
Company's existing customer base through additions, changes, upgrades or relocation of previously installed systems, maintenance contracts, service charges and sales of network services. New installations replenish and expand this base. In a typical sales situation, the Company analyzes a customer's needs and provides a system intended to improve the customer's productivity and reduce operating expenses. After installation, the Company offers service and maintenance, plus additional products for expansion or enhancement of the system.

      EXECUTONE's objective in the voice processing market, in addition to sales of traditional telephone systems, is to offer value-added products and services. The Company's integrated digital telephone systems emphasize flexible software applications, such as automated attendant, data switching, and computer telephone interface, designed to enhance the customer's ability to communicate, obtain and manage information. The Company's telephone systems provide the platform for its other voice processing software applications.

      The second area of focus is call center management products. Call center management products integrate a computerized digital telephone system platform with high-volume inbound, outbound and internal call processing systems such as automatic call distribution, predictive dialing, interactive voice response and scripting software. The Company's objective is to develop and market systems that will enable its call center customers efficiently and cost-effectively to receive or place their customer or prospect calls, distribute those calls to available live operators, obtain information from callers, record and distribute messages from callers, produce management reports, and provide data interface with host or mainframe computers.

      The third part of the Company's voice processing focus is voice-messaging systems, primarily voice mail, that integrate with the Company's telephone systems.

      The fourth primary area of the Company's focus is healthcare communications systems. EXECUTONE has been a recognized name in this market for many years and, with its LIFESAVER'tm' nurse call system and with the introduction of its new CARE/COM'r' II-E nurse call system, can provide to its hospital customers integration of the flow of voice and data between nurse and patient, increased flexibility and efficiency in hospital operations, and the means to improve patient care. The Company is also creating applications software specific to hospital and nursing homes to help resolve many labor intensive tasks.

      The Company's INFOSTAR/ILS'tm' locator system, released in early 1994, can improve productivity, save time and expense for users and eliminate overhead paging by instantly locating staff and equipment in a facility. Each person or piece of equipment wears an individually coded badge that transmits infrared signals to sensors placed throughout the facility, which forward the location information to a central processing unit. The location data can be accessed on local display stations. The ILS'tm' system can be integrated with the Company's telephone systems and the LIFESAVER'tm' nurse call system to provide additional productivity improvements for both office and hospital environments.

      In 1994, the Company began marketing the videoconferencing products of GPT Video Systems ("GPT") in the United States. The Company also provides videoconferencing network services such as multipoint conferencing, network bridging and network design to its videoconferencing customers, and has established video conferencing demonstration and rental facilities in major U.S. cities.

      The Company also offers a broad range of network services, including long-distance service, least-cost routing, network design and support services, enabling customers to make more efficient and cost-effective use of their telecommunications systems.


Voice Processing Products

     General - EXECUTONE offers a complete line of applications-oriented voice processing systems, ranging from those satisfying the basic voice communications needs of businesses with a small number of telephones to those capable of meeting the complex voice/data communications demands of much larger business locations that need fully featured telecommunications systems. The Company markets the IDS'tm' Integrated Digital System, along with an expanding line of software applications and features operating on that platform. The Company's largest telephone system is the IDS'tm'/System 648 digital system which can accommodate up to 648 nonblocking voice ports and 648 nonblocking data ports. The Company believes its installed telephone equipment base exceeds 3 million desktops, with over 1.5 million serviced by its own direct sales and service offices.

      EXECUTONE's voice processing systems are characterized by flexible software and a hardware design that makes them readily adaptable to evolving technology and customer requirements. The Company attributes the market acceptance of its systems to cost-effective design and to the sophistication of its software options. The software in each system provides such features as automatic dialing, add-on conferencing, call forwarding, last number redialing, message waiting, paging capability, internal diagnostic routines and other commonly used communications features. The Company's systems also include an integrated automated attendant feature to answer and transfer calls quickly and efficiently without operator intervention, and a video display terminal and management reports that permit the monitoring of calls and improve the efficiency of directing calls to the appropriate extensions. The Company's telephone systems also support sophisticated voice processing applications such as voice messaging and call center products.

      EXECUTONE develops its application-specific software options using high-level programming languages to facilitate further enhancements and portability. EXECUTONE's software includes remote capabilities built into certain systems that enable the Company to customize and update selected features continuously, which increases the value of such systems and lengthens their useful lives. Certain of the Company's systems are capable of having service diagnostics, updates and modifications performed on a remote basis. The ability to provide such off-site servicing increases the efficiency of customer support and service.

Call Center Management Products - The Company's call center management products consist of the following voice processing systems, which can be integrated with the Company's digital telephone systems and with each other to provide large-volume inbound, outbound and internal call management. Computer-telephone integration ("CTI") technology integrates the IDS'tm' call processing function with information in a customer's computer database. Primarily used by large incoming call centers to automatically identify incoming callers and by outbound centers to contact and provide records of contacts, CTI limits the amount of time that an agent spends contacting or identifying the caller, thereby providing better customer service, reducing the number of required agents and reducing telephone line and transmission expense.

       Predictive Dialing - The INFOSTAR'r'/Predictive Dialer is an automated call system designed to boost productivity in outbound call centers. The system integrates telephone, data collection and transaction processing functions for those customers who require high volume contact by telephone to transact business, such as sales, credit and collections, blood banks and fund-raising. Working with the host computer and the IDS'tm' telephone system platform, the dialer automatically dials telephone numbers pulled from the host computer database and detects "live" calls. Available representatives receive these calls and, through CTI, can view screen information about the customer from the database immediately after the customer answers the phone. The system predicts the availability of agents in order to reduce abandoned calls and increase agent productivity, and reduces agent contact with busy signals, no answers, wrong numbers and answering machines. Management reports provide instant and historical feedback on call distribution, list management, data input integrity and file maintenance.

      Automatic Call Distribution ("ACD") - ACD systems are designed to increase responsiveness to inbound callers and increase agent productivity. ACD systems provide the capability to distribute or route incoming calls to available agents based upon management's specifications, and allow the supervisor of the call processing group to monitor call traffic on-line via a computer terminal. The Company produces ACD software for call centers of up to 500 agents in five levels of sophistication, the highest of which is "Custom Plus ACD." "Custom Plus ACD" provides the capability to store and retrieve call data for a limited period, print out standard call traffic reports, customize reports to the needs of a specific application, monitor traffic with color screens and graphics, and greatly enhance the ability to store and retrieve historical call data.

      Interactive Voice Response - The Company's interactive voice response ("IVR") systems provide businesses with automated handling of routine calls. Voice response systems allow callers to input and retrieve information into or from computers by means of the dialpads on their telephones. The caller is guided by voice prompts to input data by dialing numbers, which the IVR system converts into computer keystrokes. The IVR system can also convert computer screen information into voice prompts, allowing callers to retrieve information from computers. The voice response product provides advanced computer access applications and advanced facilities, such as ISDN, that interface with the Company's IDS'tm' family of telephone systems and other advanced voice processing applications.

Voice Messaging Systems - The Company also offers a voice mail system that can be integrated with the IDS'tm' telephone systems and telephone systems manufactured by others. The voice message or voice mail system receives, records, stores, distributes, transfers and replays messages from both external and internal callers and can supplement other call center systems. The Company has developed and is developing other specialized voice messaging systems.


Healthcare Communication Products

      The Company develops, manufactures, markets and services a line of specialized internal communications systems that are used primarily in the healthcare industry. These internal communications systems are microprocessor-based patient-to-nurse communication systems, intercoms, paging and sound equipment, and room status indicators. The Company's LIFESAVER'tm' nurse call system is an advanced system integrating voice and data communication between nurse and patient and providing enhanced self-diagnostics. The LIFESAVER'tm' system is a state-of-the-art communications network that provides routine and emergency signalling, voice communications and data transmission. The nurse console offers menu-driven functions and step-by-step user prompts. The system is highly flexible, offering many programmable features to allow customization of its operations to the hospital's needs. A single system can serve more than 300 patient beds and up to eight nurse control stations, and up to eight systems can be networked for centralized operation.

      In early 1995, the Company introduced its CARE/COM'r'II-E nurse call system. The CARE/COM'r' II-E nurse call system represents the first step in EXECUTONE's plan to bring the benefits of a totally integrated communications system to the healthcare market on the Company's digital platform. The CARE/COM'r' lI-E system provides patient to staff and staff to staff voice communication on an automatic three-level call priority basis. This new system can currently support 72 patient stations per system, with the ability to integrate three systems together and support 216 patient stations. A new three-line LCD display Nurse Control Station allows simple call processing and system operation. The system is highly flexible to meet the individually defined needs of today's hospitals and long-term care facilities.

      The   LIFESAVER'tm'   nurse  call  system  and  future   releases  of  the
CARE/COM'r'II-E system will integrate with the Company's locator system.


Locator Systems

     The Company's INFOSTAR/ILS'tm' locator system is an integrated system using infrared transmitter badges to communicate location data to sensors installed throughout a facility. The badges transmit regularly at user- programmed intervals and can be worn by staff personnel or attached to equipment. The location data is collected by the sensors and forwarded to a central processing unit that organizes the data so it can be accessed at one or more display stations. The display of staff and equipment location information can be in the form of a list or in the form of a map of the facility using icons. The display can be filtered to show only particular staff members, groups of personnel, particular pieces of equipment or groups of equipment.

Videoconferencing Systems and Services

     The Company markets GPT desktop and room videoconferencing equipment in the United States and provides video network services including video networking, network design, multipoint conferencing, video network bridging, and "walk-in" videoconference rental centers located throughout the United States. The Company provides its videoconferencing customers with a "turnkey" solution including equipment installation, network services, maintenance and customer support.


Network Services

      The Company also markets INFOSTAR'r'/LD+ long-distance telephone service to its customers. INFOSTAR'r'/LD+ provides a complete service to the Company's customers from the initial sale through billing and customer support. The Company has contracted with U.S. Sprint to carry the long-distance traffic on its fiber optic network. This program offers many features including six-second billing rates, accounting codes, international service, a travel card program, 800 service, "T-1" access and specialized management reporting.
The Company also provides the following network services:

      Network Designer - The Company can perform a computer-generated analysis of a customer's calling patterns in order to recommend the optimum configuration of its network. Recommendations would include the long-distance carriers and the number of lines needed.

      Least Cost Routing ("LCR") - LCR stores current tariff tables for the appropriate long-distance carriers employed by the customer and automatically selects the least expensive carrier for each specific call at the moment the call is placed.

      Data Switching - Data switching provides the capability to switch data between mainframe, minicomputers, personal computers, terminals and peripherals through the telephone systems.

      Centrex Capability and Applications - The Company's telephone systems can be programmed to function in conjunction with and enhance the features of Centrex services offered by the local telephone companies.


Sales and Marketing

      Developing and maintaining a strong relationship with the end-user customer is the focus of the Company's marketing strategy. The Company's distribution network consists of (1) 69 Company-owned direct sales and service locations in the major markets in the United States and in the United Kingdom;
(2) a National Accounts Division that uses the sales, installation, service and support capabilities of EXECUTONE's distribution network to serve multiple offices and departments of companies; (3) a Federal Systems Division that uses the distribution network to serve offices of the U. S. Government and its agencies; (4) vertical marketing organizations for sales of certain specialized voice processing and healthcare communications products; (5) domestic independent distributors with approximately 110 locations operating under exclusive and nonexclusive agreements throughout the United States and Canada;
(6) 13 independent distributors operating in fourteen other foreign countries.

      For those distributors that have exclusive distribution rights for specified products, retention of such rights is subject to satisfaction of established criteria for sales and service to customers on an ongoing basis. The divesting of or acquisition of customer bases to or from distributors in specific geographic territories may occur in the normal course of the Company's business.

      EXECUTONE's National Accounts Division provides uniformity in pricing, coordination, installation, billing and service for National Accounts Division customers such as Bridgestone/Firestone, Airborne Express, Fidelity Investments, Mellon Bank, Prudential, Moore Business Forms, Johnson Controls, TCI Cable, and Carlson Companies. The Division coordinates the sales, installation, service and support functions of direct and independent sales offices to serve the multiple offices and departments of large companies.

      The Company's Federal Systems Division addresses the special procurement and administrative requirements of the U.S. Government. Sales are made through a combination of master contracts and competitively solicited proposals for large or complex telecommunications requirements. Federal Systems coordinates the installation, service and support activities of direct and independent sales offices to provide ongoing support to federal agency offices nationwide.

      Backlog consists primarily of products that have been ordered and that will be shipped or installed within 30 to 60 days of the order (other than call center and healthcare orders, which have a longer lead time), or systems the installation of which is not yet required by the customer. Backlog as of December 31, 1994 was $29,390,000 compared to $36,407,000 at December 31, 1993, and the Company expects virtually all of such backlog to be filled within the current fiscal year.


Customer Support and Service

      EXECUTONE operates a National Service Center that is able to diagnose system problems for many of the end-user customers of its direct sales and service offices, coordinate field service personnel and program certain corrections remotely from a centralized location at its corporate headquarters. The National Service Center helps the Company in providing consistent customer service and support while improving the productivity of the Company's technicians. All service calls received from customers are controlled from initial diagnosis to ultimate disposition through an internally-developed and maintained proprietary software package. The National Service Center maintains detailed customer records and also markets and monitors certain products and services such as maintenance contracts. It is the primary point of contact for customer needs, questions or requests. Additionally, the National Service Center provides the Company with statistical data and reports regarding a product's performance, which can be used to make enhancements and improvements. This data is also available for each of the Company's locations and each of its technicians.

      EXECUTONE warrants parts and labor on its systems, typically for one year, and provides maintenance and service after warranty expiration either on a contract or time and materials basis. Most of the Company's products are repaired at its 56,000-square foot repair facility located near San Diego, California.

Research and Development

      As of March 1, 1995, EXECUTONE employed over 100 individuals engaged in product design and development. The Company's research and development program is designed to anticipate and respond to customer needs through development of new products and enhancement of existing products. During 1994, the Company's engineering efforts focused on applications-oriented software products and a new line of specialized healthcare communications equipment. EXECUTONE continually strives to reduce production costs by incorporating new technology into its design and manufacturing operations. For the years ended December 31, 1994, 1993, and 1992, Company-sponsored research, development and engineering expenditures amounted to approximately $9.5 million, $8.1 million and $6.8 million, respectively.

Manufacturing

      Most  of  EXECUTONE's   telephone  products  are  manufactured  by  Wong's
Electronics Company, Ltd. ("Wong's") in Hong Kong or China, by Quality Telecommunication Products, also referred to as Compania Dominicana de Telefonos ("Codetel"), in the Dominican Republic, and by the Company directly in Poway, California.

      The Company's Manufacturing Services Agreement with Wong's currently expires in February 1996 but is automatically extended each year for an additional one-year term unless either party gives notice of termination three months prior to expiration of the current term. The contract may be terminated earlier by either party in the event of a material breach by the other party.

      If the agreement between Wong's and EXECUTONE should be terminated for any reason, or if Wong's is unable to ship or has to reduce shipments, or if restrictions are imposed materially limiting the importation of products produced by foreign manufacturers, the Company could be affected adversely until satisfactory alternative sources are in place. The profitability of EXECUTONE's operations could be affected to the extent it is unable to reflect the direct and indirect costs of products purchased from Wong's in its pricing policies. The prices for products purchased by EXECUTONE from its suppliers are payable in U.S. dollars.

      The majority of EXECUTONE's specialized healthcare and internal communication systems are produced in the United States at the Company's facility in Poway, California or at domestic subcontractors. The functions of repair, warehousing and distribution of the Company's products are performed at the Company's facilities in Poway.


Trademarks, Patents and Copyrights

      Management believes that the continued success of EXECUTONE is dependent upon the ability to design, develop and market new products and new or enhanced applications. The patentability of such new products or applications is evaluated and patent applications are filed where necessary to protect unique developments. The Company currently holds three utility patents, expiring at various times between 2007 and 2011, and has eleven U.S. and six foreign patent applications pending. EXECUTONE has registered or applied to register its trademarks when it believes registration to be of importance to its ongoing business operations. EXECUTONE also generally claims copyright protection for software, circuit designs, schematics and technical and training documentation used in connection with its products, and relies upon trade secret, contract and copyright laws to protect its proprietary rights in its software, designs and documentation.

      EXECUTONE's least cost routing, voice message, voice response and predictive dialing products incorporate certain technology and software licensed from independent third parties. Generally, these licenses require payment of a royalty for each system sold that incorporates the licensed technology or require that the Company purchase the product from the licensor.


Government Regulation

      Many of the Company's systems are designed to be connected to the public telecommunications network and as such are required to comply with certain rules of the Federal Communications Commission ("FCC") pertaining to telecommunications equipment. The Company's network services are generally required to be tariffed and are subject to regulation by the public utility commissions of the various states and by the FCC. The Company has not experienced any material adverse effect on its business or operations as a result of such regulation and compliance.

     Certain uses of outbound call processing systems are regulated by federal and state law. Among other things, the FCC has adopted rules pursuant to the Federal Telephone Consumer Protection Act to protect residential telephone subscribers' privacy rights to avoid receiving telephone solicitations to which they object. Certain states have enacted similar laws limiting access to telephone subscribers who object to receiving solicitations. Although compliance with these laws may limit the potential use of the Company's predictive dialer systems in some respects, the Company's systems can be programmed to operate automatically in full compliance with these laws through the use of appropriate calling lists and calling campaign time parameters.


      To the extent the Company markets its products internationally, it is required to comply with applicable foreign law, including certification of its products by appropriate government regulatory organizations.


Competition

      The market segments in which EXECUTONE offers its products and services are highly competitive. The under 300-desktop voice processing market in the United States, the primary market for the Company's voice processing products and services, is served by many domestic and foreign communications equipment manufacturers and distributors, including AT&T, Northern Telecom, and the Regional Bell Operating Companies (the "RBOCs"), as well as numerous specialized software companies. The Company believes that it may be third in telephone system shipments to the under 300-desktop voice processing market, after AT&T and Northern Telcom, based on industry surveys of 1994 data. However, such information may not be sufficient to make an exact assessment of the Company's competitive position relative to its competitors. Many of EXECUTONE's competitors have substantially more capital, technology and marketing resources than the Company.

      Competition in EXECUTONE's market segments could increase if Congress or the FCC and the United States District Court having jurisdiction over the deregulation of AT&T were to permit the RBOCs to conduct telephone equipment manufacturing activities and to provide certain new services such as long-distance service. To date, the RBOCs have been denied such permission; however, they continue to seek authorization through judicial and legislative processes, and there can be no assurance that they will not in the future be permitted to conduct manufacturing activities or provide services that compete directly with those of EXECUTONE.

      The Company believes it is in a good competitive position in call center management where it believes it is currently the only vendor that supplies inbound, outbound and administrative call processing integrated with a telephone system platform.

      The Company's principal competitors in healthcare communications are DuKane and Rauland-Borg. The Company believes it has a strong competitive position in this market.

      The Company believes that it has several competitors in videoconferencing and that it will have several competitors in locator systems but is not yet sufficiently involved in these product areas to estimate its competitive position relative to such competitors.

      The Company offers a full array of telecommunication products and services to its customers. The Company competes primarily on the basis of the range of integrated products it offers, the quality of its products, its customer service, nationwide distribution and installation, and to a lesser extent on the basis of price.

Employees

      As of March 1, 1995, EXECUTONE employed approximately 2,400 persons, directly and through its subsidiaries. Approximately 5% of the employees of the Company and its subsidiaries are represented by unions, all of which are represented by the International Brotherhood of Electrical Workers. Management believes that the Company's relations with its employees are good.


ITEM 2.                PROPERTIES

      EXECUTONE's principal offices are located in two leased buildings in Milford, Connecticut. The Company has sales offices, warehouses, manufacturing and distribution facilities throughout the United States. As of December 31, 1994, the Company utilized 73 facilities in the United States with an aggregate of approximately 800,000 square feet for its ongoing operations.

      The Company's facilities are occupied under lease agreements except for one facility. This Company- owned building is approximately 15,000 square feet, and is used for a direct sales and service office. The current annual rent for the Company's facilities is approximately $8.9 million. The Company has two facilities totalling approximately 16,000 square feet of space that are no longer used in ongoing operations and most of which are subleased.

      The Company believes its facilities are adequate and generally suitable for its business requirements at the present time and for the immediate future. The following is a brief description of the primary facilities of the Company.

Use                                               Location                           Approximate Size
Corporate and Direct Sales                        Milford, Connecticut               150,000 square feet
Headquarters; National Customer
Service Center; and Research,
Development and Engineering
Facility

Distribution, Production and Repair Center        Poway, California                  115,000 square feet
and Warehouse

Direct Sales and Service                          Major cities across U.S.           535,000 square feet
Offices, including warehouses


ITEM 3.                LEGAL PROCEEDINGS

      EXECUTONE currently is a named defendant in a number of lawsuits and is a party to a number of other proceedings that have arisen in the normal course of its business. Those lawsuits and proceedings relate primarily to the collection of indebtedness owed to the Company, the performance of products sold by the Company, and various contract disputes. In the opinion of management, these proceedings are not expected to have a material adverse effect on the consolidated financial position of the Company and, to the extent they are not covered by insurance, reserves adequate to satisfy such liabilities have been established.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year covered by this report.

                      EXECUTIVE OFFICERS OF THE REGISTRANT


      The executive officers of the Company are as follows:

Name                            Age      Position With Company
Alan Kessman                    48       Chairman of the Board, President and Chief Executive Officer

Stanley M. Blau                 57       Vice Chairman of the Board

Michael W. Yacenda              43       Executive Vice President

Barbara C. Anderson             43       Vice President, General Counsel and Secretary

James E. Cooke III              46       Vice President, National Accounts

Anthony R. Guarascio            41       Vice President, Finance  and Chief Financial Officer

Israel J. Hersh                 41       Vice President, Software Engineering

Elizabeth Hinds                 53       Vice President, Human Resources

Robert W. Hopwood               51       Vice President, Customer Care

Mark M. Hughes                  44       Vice President, Direct Sales

Andrew Kontomerkos              49       Senior Vice President, Hardware Engineering and Production

David E. Lee                    48       Vice President, Business Development

John T. O'Kane                  65       Vice President, MIS

Frank J. Rotatori               52       Vice President, Healthcare Sales

Shlomo Shur                     45       Senior Vice President, Advanced Technology

James H. Stirling               48       Vice President, Sales


      Alan Kessman has served as Chairman and Chief Executive Officer of EXECUTONE since 1988. Prior to that, he had served as President and Chief Executive Officer of ISOETEC Communications, Inc., a predecessor of the Company ("ISOETEC") since 1983. From 1978 to 1983, Mr. Kessman served as President of three operating subsidiaries of Rolm Corporation, and from 1981 to 1983, he served as a Corporate Vice President of Rolm Corporation, responsible for sales and service in the eastern United States.

      Stanley M. Blau has served as Vice Chairman of EXECUTONE since 1988. Prior thereto, from June 1987 to July 1988, Mr. Blau was the President and Chief Executive Officer of Vodavi Technology Corporation, a predecessor company of EXECUTONE ("Vodavi"). Mr. Blau was formerly the President and Chairman of the Board of Consolidated Communications, Inc., a telecommunications products supply company he founded in 1973.

     Michael W. Yacenda has served as Executive Vice President of EXECUTONE since January 1990. Prior to that time, he was Vice President, Finance and Chief Financial Officer of the Company from July 1988 to January 1990. He served as a Vice President of ISOETEC from 1983 to 1988. From 1974 to 1983, Mr. Yacenda was employed by Arthur Andersen & Co., a public accounting firm. Mr. Yacenda is a certified public accountant.

      Barbara C. Anderson has been Vice President and General Counsel since October 1990 and Secretary since November 1990. Prior thereto, she served for approximately one year as Vice President and General Counsel of The Jesup Group, Inc., a plastics manufacturer, and from 1985 to 1989, Ms. Anderson was Corporate Counsel of United States Surgical Corporation, a manufacturer of medical devices.

      James E. Cooke III has served as Vice President, National Accounts since February 1995. Prior to that time, from 1992 until 1995, Mr. Cooke served as Division Manager of Operations for the Company, and from 1988 through 1991, Mr. Cooke was a District Manager for the Company. From 1985 until 1988, Mr. Cooke was the President of an interconnect company, and from 1981 to 1985, he was a General Manager and a Regional Manager of the Jarvis Corporation.

      Anthony R. Guarascio has been Vice President, Finance and Chief Financial Officer since January 1994, and prior thereto was Vice President and Corporate Controller since January 1990. From 1984 until 1990, Mr.
Guarascio was the Corporate Controller of the Company and ISOETEC.

     Israel J. Hersh has been Vice President, Software Engineering since February 1995. Mr. Hersh joined the Company as Director of Software Development in 1984, and was promoted to Senior Director of Software Engineering in January 1994. Prior to his employment with the Company, Mr. Hersh was a manager of the software development department for T-Bar, Inc. Mr. Hersh has a BS in Electrical Engineering from Tel Aviv University and a MS in Electrical Engineering from Bridgeport University.

     Elizabeth Hinds has been Vice President, Human Resources since January 1995. Prior to joining the Company, Ms. Hinds was Vice President, Human
Resources of Chilton Company, a wholly-owned subsidiary of Capital Cities/American Broadcasting Company, Inc. ("CC/ABC"), from February 1993 until January 1995. Ms. Hinds was the Director of Human Resources for CC/ABC from June 1987 until February 1993.

      Robert W. Hopwood has served as Vice President, Customer Care since January 1990. From 1983 until 1990, Mr. Hopwood was the Director of Technical Operations of the Company and ISOETEC.

      Mark M. Hughes has been Vice President, Direct Sales since February 1995. Prior to that time, Mr. Hughes was Division Manager of Sales for the Company, since January 1992. From 1988 to 1991, Mr. Hughes served as a Regional Manager for the Company and from 1986 until 1988, he was a Regional Manager for ISOETEC.

      Andrew Kontomerkos has been Senior Vice President, Hardware Engineering and Production since January 1994, and prior thereto was Vice President, Hardware Engineering since 1988. He served as a Vice President of ISOETEC since 1983. From 1982 to 1983, he was a Vice President and founder of SAM Communications, Inc., a telecommunications research and development company which was one of the predecessors to ISOETEC; that corporation was merged into ISOETEC in 1983. From 1979 to 1982, Mr. Kontomerkos was Director of
Telecommunications Systems Development of TIE/communications, Inc., a manufacturer of telecommunications systems.

      David E. Lee has been Vice President, Business Development since February 1995. Prior thereto, from October 1990 to February 1995, Mr. Lee was Division Manager for the Network Services Division of the Company. From 1984 until 1990, Mr. Lee held various management positions within the Company. Mr. Lee served as Director, International Finance of GTE Corporation from 1983 to 1984 and prior thereto, he held various financial management positions within GTE Corporation.

      John T. O'Kane has served as Vice President, MIS since January 1990. From 1988 until 1990, Mr. O'Kane was Director of MIS for the Company. Prior to that time and since 1981, he was the Vice President of MIS for Executone, Inc., a predecessor of the Company.

      Frank J. Rotatori has been Vice President, Healthcare Sales since February 1995. Prior thereto he was Vice President, European Operations since February 1994, and prior thereto was Director of Call Center Management Products during 1992 and 1993, Vice President-Direct Sales from 1990 through 1991 and Vice President-Customer Service of EXECUTONE from 1988 to 1990. Mr. Rotatori joined ISOETEC in 1986 as a regional manager. From 1982 to 1986, he served as General Manager and Eastern Regional Manager for Rolm Corporation. For 13 years prior to that time, he worked at Xerox Corporation in various manufacturing, accounting, sales and service management positions.

      Shlomo Shur has been  Senior Vice  President,  Advanced  Technology  since
January 1994, and prior thereto was Vice President, Software Engineering since 1988. He served as a Vice President of ISOETEC from 1983 to 1988. From 1982 to 1983, he was Vice President and a founder of SAM Communications, Inc., a telecommunications research and development company which was one of the predecessors to ISOETEC; that corporation was merged into ISOETEC in 1983. From 1978 to 1982, Mr. Shur was Manager, Software Development for TIE/communications, Inc., a manufacturer of telecommunications systems.

      James H. Stirling has been Vice President, Sales since January 1994 and prior thereto was Vice President, Marketing since January 1990. During the period 1988 to 1990, he served as Regional Manager for the Company. Mr. Stirling was a Regional Manager of ISOETEC from 1987 to 1988. From 1985 to 1986, Mr. Stirling was Vice President of Sales and Marketing for the Jarvis Corporation, which was acquired by ISOETEC in 1986.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


         Incorporated   by   reference  to  "Stock  Data"  on  page  35  of  the
Registrant's 1994 Annual Report to Shareholders.


ITEM 6.  SELECTED FINANCIAL DATA

         Incorporated by reference to "Selected Financial Data" on page 21 of the Registrant's 1994 Annual Report to Shareholders.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Incorporated by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 17 through 19 of the Registrant's 1994 Annual Report to Shareholders.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Financial Statements are incorporated by reference to the Financial Statements on pages 22 through 35 of the Registrant's 1994 Annual Report to Shareholders. The Schedule appears at pages S-1 through S-2 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         See Part I for information regarding executive officers. Additional required information is incorporated by reference to the Registrant's Proxy Statement for the 1995 Annual Meeting of Shareholders scheduled to be held on June 15, 1995.


ITEM 11.     EXECUTIVE COMPENSATION

         Incorporated by reference to the Registrant's Proxy Statement for the 1995 Annual Meeting of Shareholders scheduled to be held on June 15, 1995.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated by reference to the Registrant's Proxy Statement for the 1995 Annual Meeting of Shareholders scheduled to be held on June 15, 1995.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated by reference to the Registrant's Proxy Statement for the 1995 Annual Meeting of Shareholders scheduled to be held on June 15, 1995.


                                    PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1), (a)(2) and (d). The financial statements required by this item and incorporated herein by reference are as follows:

         Report of Independent Public Accountants

         Consolidated Balance Sheets - December 31, 1994 and 1993

         Consolidated Statements of Operations - Years ended December 31, 1994, 1993 and 1992

         Consolidated Statements of Changes in Stockholders' Equity - Three years ended December 31, 1994

         Consolidated Statements of Cash Flows - Years ended December 31, 1994, 1993 and 1992

         Notes to Consolidated Financial Statements

         The schedules to consolidated financial statements required by this item and included in this report are as follows:

         Report of Independent Public Accountants on Schedule

         Schedule II - Valuation and Qualifying Accounts

         (a)(3) and (c). The exhibits required by this item and included in this report or incorporated herein by reference are listed in the accompanying index (page E-1).

         For the purposes of complying with the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on the following Form S-8 filings:

         S-8 Reg. No. 2-91008 filed May 9, 1984 on 1983 Employee Stock Purchase Plan (650,000 shares)

         S-8 Reg. No. 33-959 filed October 17, 1985 on 1984 Stock Option Plan (390,000 shares)

         S-8 Reg. No. 33-6604 filed June 19, 1986 on 1983 Stock Option Plan (350,000 shares)

         S-8 Reg. No. 33-16585 filed August 24, 1987 on 1986 and 1983 Stock Option Plans (800,000 shares)

         S-8 Reg. No. 33-23294 filed August 3, 1988 on 1986 Stock Option Plan (7,000,000 shares) and Employee Stock Purchase Plan (500,000 shares)

         S-8 Reg. No. 33-42561 filed September 4, 1991 on 1984 Employee Stock Purchase Plan (350,000 shares) and Directors' Stock Option Plan (100,000 shares)

         S-8 Reg. No. 33-45015 filed January 2, 1992 on 1984 Employee Stock Purchase Plan (400,000 shares)

         S-8 Reg. No. 33-57519 filed January 31, 1995 on 1984 Employee Stock Purchase Plan (1,000,000 shares).

         Insofar as indemnification arising under the Securities Act of 1933 (the "Act") may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to the court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

Reports on Form 8-K

         The Registrant filed no reports on Form 8-K during the quarter ended December 31, 1994.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   EXECUTONE Information Systems, Inc.

                                   By:  /s/ Alan Kessman
                                        ------------------------------
                                        Alan Kessman, Chairman, President
                                        and Chief Executive Officer

March 27, 1995
Milford, Connecticut


Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


March 27, 1995             /s/ Alan Kessman
                           -------------------------------
                           Alan Kessman
                           Chairman, President and Chief Executive Officer
                           (Principal Executive Officer)

March 27, 1995             /s/ Stanley M. Blau
                           -------------------------------
                           Stanley M. Blau
                           Vice Chairman of the Board of Directors

March 27, 1995             /s/ Anthony R. Guarascio
                           -------------------------------
                           Anthony R. Guarascio
                           Vice President-Finance  and Chief Financial Officer
                           (Principal Financial and Accounting Officer)

March 27, 1995             /s/ Thurston R. Moore
                           -------------------------------
                           Thurston R. Moore
                           Director

March 27, 1995
                           -------------------------------
                           William J. Spencer
                           Director

March 27, 1995             /s/ Richard S. Rosenbloom
                           -------------------------------
                           Richard S. Rosenbloom
                           Director

March 27, 1995             /s/ William R. Smart
                           -------------------------------
                           William R. Smart
                           Director

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Stockholders of
EXECUTONE Information Systems, Inc.:



We have audited in accordance with generally accepted auditing standards, the financial statements included in EXECUTONE Information Systems, Inc. and subsidiaries' annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 27, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                 ARTHUR ANDERSEN LLP



Stamford, Connecticut
January 27, 1995

                                                                     SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                             (AMOUNTS IN THOUSANDS)

                                                                  ADDITIONS                     DEDUCTIONS
                                                   ----------------------------------------    -------------
                                                                   CHARGED                          NET
                                                   BALANCE AT     (CREDITED)     (CREDITED)    WRITEOFFS OF     BALANCE AT
                                                   BEGINNING     TO COSTS AND     TO OTHER     UNCOLLECTIBLE      END OF
                  DESCRIPTION                      OF PERIOD       EXPENSES       ACCOUNTS       ACCOUNTS         PERIOD
------------------------------------------------   ----------    ------------    ----------    -------------    ----------

Year ended December 31, 1994
     Deducted from asset accounts:
          Allowance for doubtful accounts.......     $1,017         $1,381         --             ($1,063)        $1,335
          Allowance for uncollectible notes
            receivable..........................      1,084           (393)        --              --                691
Year ended December 31, 1993*
     Deducted from asset accounts:
          Allowance for doubtful accounts.......      1,046          1,285         --              (1,314)         1,017
          Allowance for uncollectible notes
            receivable..........................      1,604           (440)          (80)          --              1,084
Year ended December 31, 1992*
     Deducted from asset accounts:
          Allowance for doubtful accounts.......      1,101            522         --                (577)         1,046
          Allowance for uncollectible notes
            receivable..........................      2,018           (280)        --                (134)         1,604

------------

* Restated to reflect the disposition of the VCS Division, which was sold as of March 1994.

                          STATEMENT OF DIFFERENCES

   The 'greater than or equal to' mathematical symbol shall be expressed as >=

   The 'less than or equal to' mathematical symbol shall be expressed as <=

   The registered trademark symbol shall be expressed as 'r'

   The trademark symbol shall be expressed as 'tm'

                      EXECUTONE INFORMATION SYSTEMS, INC.
                  EXHIBITS TO 1994 ANNUAL REPORT ON FORM 10-K


Exhibit No.

2-1          Asset   Purchase   Agreement   among   V   Technology   Acquisition
             Corporation, EXECUTONE Information Systems, Inc. and Vodavi, Inc. dated November 5, 1993, and Amendment dated February 18, 1994. (1)

3-1 Certificate of Merger including Articles of Incorporation, as amended. (2)

3-2 Articles of Amendment dated June 24, 1992 and filed June 26, 1992 amending the Company's Articles of Incorporation. (3)

3-3          Bylaws, as amended. (3)

4-1          Specimen Common Stock Certificate. (4)

4-2 Specimen Certificate representing 7 1/2% Convertible Subordinated Debentures. (4)

4-3 Second Amended and Restated Loan and Security Agreement dated as of August 30, 1994 and First Amendment thereto dated January 1, 1995, between EXECUTONE Information Systems, Inc., Continental Bank N.A. and the other Lenders named therein. Filed herewith.

4-4 Loan Agreement dated as of August 30, 1994, between EXECUTONE Information Systems, Inc., certain employees thereof, and the Lenders named therein. Filed herein.

4-10 Indenture dated March 1, 1986 with United States Trust Company of New York relating to 7 1/2% Convertible Subordinated Debentures of Vodavi Technology Corporation due March 15, 2011. (5)

4-11 First Supplemental Indenture dated August 4, 1989 with United States Trust Company of New York relating to 7 1/2% Convertible Subordinated Debentures due March 15, 2011. (4)

10-1         1984 Employee Stock Purchase Plan of EXECUTONE Information Systems,
             Inc. (6)

10-2         1986 Stock Option Plan of EXECUTONE Information Systems, Inc. (6)

10-3         1984 Stock Option Plan of EXECUTONE Information Systems, Inc. (7)

10-4 401(K) Savings Plan of Vodavi Technology Corporation dated December 27, 1985. (4)

10-5 Stock Option Bonus Credit Plan of EXECUTONE Information Systems, Inc. dated December 31, 1988. (4)

10-6         1990 Directors' Stock Option Plan. (7)

10-7         1994 Executive Stock Incentive Plan.  Filed herewith.

10-9         Volume  Purchase  Agreement  dated  January 31, 1992  between U. S.
             Sprint Communications Company Limited Partnership and EXECUTONE Information Systems, Inc. (2)

Exhibit No.


10-12 Warrant to purchase 143,181 shares of Common Stock of EXECUTONE Information Systems, Inc. in favor of Continental Bank N.A. dated December 28, 1990 (7)

10-13 Warrant to purchase 50,000 shares of Common Stock of EXECUTONE Information Systems, Inc. in favor of Continental Bank N.A. dated December 28, 1990 (7)

10-16 Manufacturing Services Agreement dated December 23, 1991 between EXECUTONE Information Systems, Inc. and Compania Dominicana de Telefonos, C por A (Codetel). (2)

10-17 Manufacturing Services Agreement dated February 9, 1990 between Wong's Electronics Co., Ltd. and EXECUTONE Information Systems, Inc. (7)

10-18 Warrant Agreement between EXECUTONE Information Systems, Inc. and Hambrecht & Quist Guaranty Finance representing 488,890 Warrants to Purchase Common Stock, dated January 17, 1992. (2)

10-19 Warrant to Purchase 25,000 Shares of Common Stock of EXECUTONE Information Systems, Inc. in favor of Richard S. Rosenbloom dated June 23, 1992. (3)

10-20 Warrant to Purchase 25,000 Shares of Common Stock of EXECUTONE Information Systems, Inc. in favor of William R. Smart dated September 24, 1992. (3)

11 Statement regarding computation of per share earnings. Filed herewith.

13           1994  Annual  Report  to  Shareholders  of  EXECUTONE   Information
             Systems, Inc. (pages 17 through 35). Filed herewith.

22           Subsidiaries of EXECUTONE Information Systems, Inc. Filed herewith.

24           Consent of Arthur Andersen LLP.  Filed herewith.

------------------------------


(1) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

(2) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, as amended by Form 8 filed on June 12, 1992.

(3) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

(4) Incorporated by reference to the Registrant's Annual Report on Form 10-K as amended for the year ended December 31, 1989.

(5)          Incorporated  by  reference  to  Vodavi  Technology   Corporation's
             Registration Statement on Form S-1 (as amended) (Registration No. 33-3827) filed on March 9, 1986 and amended April 1, 1986.

(6)          Incorporated   by  reference  to  the   Registrant's   Registration
             Statement on Form S-8 (File No. 33- 23294) declared effective by the Commission on August 23, 1988.


(7) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, as amended by Form 8 filed on August 20, 1991.