Form 10-Q
period 1995-03-31
EXECUTONE INFORMATION SYSTEMS INC
filed 1995-05-12
CIK 725282

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1995

                                  OR

     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                 to

                     Commission File No. 0-11551


                  EXECUTONE Information Systems, Inc.
        (Exact name of registrant as specified in its charter)


                Virginia                       86-0449210
      State or other jurisdiction of         (I.R.S. Employer
      incorporation or organization)        Identification No.)


          478 Wheelers Farms Road, Milford, Connecticut   06460
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

The number of shares outstanding of registrant's Common Stock, $.01 par value per share, as of April 30, 1995 was 46,803,428.

                              INDEX



EXECUTONE Information Systems, Inc.

                                                             Page #
PART I.        FINANCIAL INFORMATION


Item 1.        Financial Statements

               Consolidated Balance Sheets - March 31, 1995
               and December 31, 1994.                             3

               Consolidated Statements of Operations -
               Three Months Ended March 31, 1995 and 1994.        4

               Consolidated Statements of Cash Flows -
               Three Months Ended March 31, 1995 and 1994.        5

               Notes to Consolidated Financial Statements.        6


Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations      8



PART II.       OTHER INFORMATION                                 11

               SIGNATURES                                        12



EXHIBIT 11.    STATEMENT REGARDING COMPUTATION
               OF PER SHARE EARNINGS                             13

                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

      EXECUTONE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS


                                             March 31,    December 31,
(In thousands, except for share amounts)       1995           1994
                                            (Unaudited)
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                   $     8,034  $     7,849
 Accounts receivable, net of
   allowance of $1,570 and $1,335                 45,162       46,675
 Inventories                                      44,432       40,300
 Prepaid expenses and other current assets         6,652        7,358
       Total Current Assets                      104,280      102,182

PROPERTY AND EQUIPMENT, net                       19,786       18,967
INTANGIBLE ASSETS, net                            37,791       38,415
DEFERRED TAXES                                    26,999       26,979
OTHER ASSETS                                       3,258        2,938
                                               $ 192,114   $  189,481


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current portion of long-term debt             $     811   $      777
 Accounts payable                                 30,118       39,369
 Accrued payroll and related costs                 7,519        7,026
 Accrued liabilities                               7,413        8,187
 Accrued restructuring costs                         966        1,005
 Deferred revenue and customer deposits           19,580       18,757
       Total Current Liabilities                  66,407       75,121

LONG-TERM DEBT                                    34,831       24,698
LONG-TERM DEFERRED REVENUE                         2,355        2,354
       TOTAL LIABILITIES                         103,593      102,173


STOCKHOLDERS' EQUITY:
 Common stock: $.01 par value; 60,000,000 shares
   authorized; 46,430,758 and 45,647,894 issued
   and outstanding                                   464          456
 Additional paid-in capital                       73,388       72,303
 Retained earnings                                14,669       14,549
       Total Stockholders' Equity                 88,521       87,308
                                               $ 192,114   $  189,481


The accompanying notes are an integral part of these consolidated balance sheets.

      EXECUTONE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)


                                                 Three Months Ended
(In thousands, except for per share amounts)           March 31,
                                               1995               1994
REVENUES:
 Product                                    $ 31,948            $ 29,086
 Base                                         38,860              36,221
                                              70,808              65,307
COST OF REVENUES                              42,726              39,386
 Gross Profit                                 28,082              25,921

OPERATING EXPENSES:
 Research, development and engineering         2,928               2,162
 Selling, general and administrative          23,679              22,452
                                              26,607              24,614
OPERATING INCOME                               1,475               1,307
INTEREST, AMORTIZATION AND
 OTHER EXPENSES, NET:
 Cash                                            573                 511
 Noncash                                         702                 653
                                               1,275               1,164

INCOME BEFORE INCOME TAXES
 FROM CONTINUING OPERATIONS                      200                 143
PROVISION FOR INCOME TAXES:
 Cash                                            100                 100
 Noncash (utilization of pre-acquisition
   tax benefits - Note D)                        (20)                (43)
                                                  80                  57
INCOME FROM CONTINUING OPERATIONS                120                  86
INCOME FROM DISCONTINUED OPERATIONS
 (net of income tax provision of $102)             -                 153
GAIN ON DISPOSAL OF DISCONTINUED
 OPERATIONS (net of income tax provision of $403)  -                 604
NET INCOME                                 $     120           $     843

EARNINGS PER SHARE:
 CONTINUING OPERATIONS                     $     ---           $     ---
 DISCONTINUED OPERATIONS                         ---                0.02
 NET INCOME                                $     ---           $    0.02
WEIGHTED AVG. COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING                48,838              47,898


The accompanying notes are an integral part of these consolidated statements.

      EXECUTONE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                                   Three Months Ended
(In thousands)                                           March 31,
                                                  1995             1994

CASH FLOWS FROM OPERATING ACTIVITIES:
  Income from continuing operations            $    120         $     86
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization               1,776            1,938
      Noncash expenses, including noncash interest
      expense, provision for income taxes not
      currently payable and provision for losses
      on accounts receivable                        437              450
                                                  2,333            2,474
  Change in working capital items:
    Inventory                                    (4,726)            (738)
    A/P                                          (9,272)          (1,568)
    Other working capital items                   2,338            1,152
                                                (11,660)          (1,154)
NET CASH (USED)/PROVIDED BY CONTINUING
  OPERATIONS                                     (9,327)           1,320

Cash flows from discontinued operations             ---             (449)
NET CASH (USED)/PROVIDED BY OPERATING
  ACTIVITIES                                     (9,327)             871

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net        (1,483)            (850)
  Other                                            (140)          (1,888)

NET CASH USED BY INVESTING ACTIVITIES            (1,623)          (2,738)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Restructuring cost payments, net                  (39)            (122)
  Borrowings under revolving credit facility      9,633            2,587
  Borrowings from Connecticut Development Authority 750              ---
  Repayment of term note under credit facility      ---             (312)
  Repayments of other long-term debt               (279)            (417)
  Repurchase of stock                               ---             (750)
  Proceeds from issuance of stock                 1,070              997

NET CASH PROVIDED BY FINANCING ACTIVITIES        11,135            1,983

INCREASE IN CASH AND CASH EQUIVALENTS               185              116

CASH AND CASH EQUIVALENTS -
  BEGINNING OF PERIOD                             7,849            7,406

CASH AND CASH EQUIVALENTS - END OF PERIOD       $ 8,034          $ 7,522

The accompanying notes are an integral part of these consolidated statements.

      EXECUTONE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


NOTE A - NATURE OF THE BUSINESS

EXECUTONE Information Systems, Inc. (the "Company") designs, manufactures, sells, installs, supports and services voice processing systems and provides cost-effective long-distance telephone service. The Company is also a leading supplier of specialized hospital communications equipment. Products are sold under the EXECUTONE, INFOSTAR, IDS, LIFESAVER and INFOSTAR/ILS brand names through a worldwide network of direct sales and service offices and independent distributors.


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


NOTE C - SALE OF VODAVI COMMUNICATIONS SYSTEMS DIVISION

As of March 31, 1994, the Company sold its Vodavi Communications Systems Division ("VCS"), which sold telephone equipment to supply houses and dealers under the brand names STARPLUS and INFINITE, for approximately $10.9 million. Proceeds of the sale consisted of approximately $9.7 million in cash and a $1.2 million note, fully secured by a letter of credit and payable in September 1995. The cash proceeds were received in April 1994 and were used to reduce borrowings under the Company's credit facility.

The sale resulted in an after-tax gain of $604,000 (net of income tax provision of $403,000). The results of VCS have been reported separately as a discontinued operation in the Consolidated Statement of Operations. Net revenues of the discontinued operation for the three-month period ended March 31, 1994 were $8.6 million.

NOTE D - INCOME TAXES

The Company accounts for income taxes in accordance with FAS 109, Accounting for Income Taxes. The deferred tax asset represents the benefits that are more likely than not to be realized from the utilization of pre- and post-acquisition tax benefit carryforwards, which include net operating losses, tax credits and the excess of tax bases over the fair value of the net assets at acquisition.

For the three-month periods ended March 31, 1995 and 1994, the Company made cash payments for income taxes of approximately
$44,000 and $50,000, respectively.


NOTE E - EARNINGS PER SHARE

Earnings per share is based on the weighted average number of shares of common and dilutive common stock equivalents (which include stock options and warrants) outstanding during the periods. Common stock equivalents and the convertible debentures which are antidilutive have been excluded from the computations.


NOTE F - INVENTORIES

Inventories are stated at lower of first-in, first-out ("FIFO") cost or market and consist of the following at March 31, 1995 and December 31, 1994:

(amounts in thousands)                        3/31/95       12/31/94

Raw Materials                                $  3,633       $  3,082
Finished Goods                                 40,799         37,218
                                              $44,432        $40,300


NOTE G - OTHER MATTERS

For the three-month periods ended March 31, 1995 and 1994, the Company made cash payments of approximately $1.2 million and $1.1 million, respectively, for interest expense on indebtedness.

There were no noncash financing activities for the three-month period ended March 31, 1995. During the three-month period ended March 31, 1994, noncash financing activities other than those related to the sale of VCS (See Note C) included capital lease obligations incurred in connection with equipment acquisitions of $256,000, noncash proceeds for issuances of stock from application of credits under an option credit plan of $155,000 and Common Stock Purchase Warrants exercised through bond conversion of $1.0 million.

Refer to the Consolidated Statements of Cash Flows for information on all cash-related operating, investing and financing activities.

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Introduction

The Company's revenues are primarily derived from sales of its products and services through a worldwide network of direct sales and service offices and independent distributors. The Company's end-user revenues are derived from two primary sources: (1) sales of systems to new customers, which include sales of application-specific software options ("product revenues"), and (2) servicing the end-user base through the upgrade, expansion, enhancement (which includes sales of application-specific software options) and maintenance of previously installed systems, as well as revenues from the INFOSTAR/LD+ program (commonly referred to as "base revenues"). Base revenues usually generate higher operating income margin than initial sales of systems, since the Company's selling expenses for base revenues are lower than those for initial system sales. Sales of the Company's application-specific software options and related services generally produce higher operating income margins than both system sales and base revenues due to the added performance value and relatively low production costs of such proprietary software and services.


Results of Operations

Overall, revenues from the core telephony business were strong during the three-month period ended March 31, 1995, but profits were largely unchanged because of cost increases from investments made in new developing product lines. Revenue increases from the Company's new products did not materialize to offset the investments in these new businesses, including some new call center management and videoconferencing products. The Company continues to experience longer sales cycles than anticipated for these products and the investments in these new businesses, which totaled approximately $9 million during 1994, are ahead of the anticipated revenue stream. However, the Company did achieve overall record bookings for the quarter, especially in the new product lines. The Company anticipates that increased revenues from these product lines should begin to be realized within the next six to nine months.

Total revenues for the three-month period ended March 31, 1995 were 8% higher than the comparable 1994 period. Product revenues for the three-month period ended March 31, 1995 increased 10% over the corresponding 1994 period primarily due to a 20% increase in healthcare revenues. Base revenues for the three-month period ended March 31, 1995 continued their consistent growth, increasing 7% compared to the first quarter of 1994. The increase in base revenues was primarily attributable to increased sales of system upgrades and expansions and increased revenue from maintenance contracts.

Gross profit for the three-month period ended March 31, 1995 increased almost $2.2 million compared to the corresponding 1994 period. As a percentage of sales, gross profit was unchanged from the prior year at 39.7% as the revenue growth during the three-month period ended March 31, 1995 was comparable to the revenue mix of the prior year period. Voice processing and base revenues represented almost 69% of the sales volume compared to 70% for the comparable 1994 period. The Company continues to emphasize marketing value-added products to the customer base and increasing sales of application-specific software products, which should lead to higher gross profits.

Operating income, as a percentage of total revenues, did not change significantly compared to the three-month period ended March 31, 1994. Research, development and engineering expenses increased for the three-month period ended March 31, 1995 compared to the corresponding 1994 period, as the Company continues to invest in engineering for new product development and application-specific software products. SG&A expenditures for the three-month period have increased in total dollars versus the comparable 1994 period but, as a percentage of sales, have decreased slightly. The dollar increase is largely the result of higher selling expenses, which reflect the impact of higher sales volume and the investment in personnel and training for the Company's new products.

Interest, amortization and other expenses, net for the three-month period ended March 31, 1995 were slightly higher than the corresponding 1994 period due, primarily, to higher interest rates under the Company's credit facility.

For the three-month period ended March 31, 1995, the Company recorded a provision for income taxes of $80,000. Of the total provision, $20,000 was recorded as an increase to the deferred tax asset to reflect the excess of amounts estimated to be payable currently over the recorded tax provision. The Company has substantial tax benefit carryforwards which means that minimal taxes will be paid in the near future.

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

As of March 31, 1994 the Company sold its Vodavi Communications Systems Division ("VCS"), which sold telephone equipment to supply houses and dealers under the brand names STARPLUS and INFINITE, for approximately $10.9 million. Proceeds of the sale consisted of approximately $9.7 million in cash and a $1.2 million note, fully secured by a letter of credit and payable in September 1995. The cash proceeds were received in April 1994 and were used to reduce borrowings under the Company's credit facility.

The sale of VCS resulted in an after-tax gain of $604,000 (net of income tax provision of $403,000). The results of VCS have been reported separately as a discontinued operation in the Consolidated Statement of Operations. Net revenues of the discontinued operation for the three-month period ended March 31, 1994 were $8.6 million.

The Company was recently involved in extensive negotiations to acquire the Dictaphone division of Pitney Bowes, an acquisition that would have more than doubled the Company's size. This business had similar products, markets and geographic locations, along with synergies in research and development. The Company was able to obtain commitments for a financial package supporting a bid of $450 million. However, in April 1995, the acquisition was awarded to another firm. The Company incurred approximately $750,000 in fees and expenses relating to the acquisition which will be expensed during the three-month period ended June 30, 1995. The Company will be continuing its efforts to look for opportunities to complement its product lines and expand its markets.

Liquidity and Capital Resources

The Company's liquidity is represented by cash, cash equivalents and cash availability under its existing credit facilities. The
Company's liquidity was approximately $25 million and $30 million as of March 31, 1995 and December 31, 1994, respectively.

At March 31, 1995 and December 31, 1994, cash and cash equivalents amounted to $8.0 million and $7.8 million, respectively, or 8% of current assets. The Company generated $3.4 million of cash, primarily from operations, increased bank borrowings by $9.6 million and received the proceeds of a $0.8 million loan from the Connecticut Development Authority during the three-month period ended March 31, 1995. The cash was used to fund $11.7 million of working capital, purchase $1.5 million of capital assets and for debt repayment and other payments totaling $0.4 million. For the comparable period in 1994, the Company generated $3.5 million of cash, primarily from operations, and funded approximately $3.0 million in working capital and other costs relating to the emergency production requirements. The increase in the funding of working capital over the comparable 1994 period is primarily due to the rebuild of inventory depleted during the emergency production situation and the change in the Company's inventory planning to have more inventory on hand to more easily deal with any potential supply interruptions in the future, coupled with lower than anticipated revenue from our newer products. The decrease in accounts payable for the three-month period ended March 31, 1995 is a result of the timing of payments for inventory purchases over the last six months. The Company expects to reduce its working capital requirements from these levels over the next six to nine months.

Total debt at March 31, 1995 was $35.6 million, an increase of $10.1 million from $25.5 million at December 31, 1994. The reason for the increase, as previously noted, was a requirement for additional borrowings to fund working capital.

As of April 30, 1995, approximately $13.3 million of direct borrowings was available under the Company's credit facility.
The Company believes that borrowings available under the credit facility and cash flow from operations will be sufficient to meet working capital and other requirements for the next twelve months.

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


               EXECUTONE Information Systems, Inc.



Dated:  May 12, 1995          /s/ Alan Kessman
                              Alan Kessman
                              Chairman, President and
                              Chief Executive Officer



Dated:  May 12, 1995          /s/ Anthony R. Guarascio
                              Anthony R. Guarascio
                              Vice President Finance and
                              Chief Financial Officer