Form 10-Q
period 1995-06-30
EXECUTONE INFORMATION SYSTEMS INC
filed 1995-08-21
CIK 725282

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1995

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

The number of shares outstanding of registrant's Common Stock, $.01 par value per share, as of July 31, 1995 was 46,866,101.

                              INDEX


EXECUTONE Information Systems, Inc.

                                                             Page #
PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements

          Consolidated Balance Sheets - June 30, 1995
          and December 31, 1994.                                3

          Consolidated Statements of Operations -
          Three Months and Six Months Ended June 30, 1995
          and 1994.                                             4

          Consolidated Statements of Cash Flows -
          Six Months Ended June 30, 1995 and 1994.              5

          Notes to Consolidated Financial Statements.           6


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations         9



PART II.  OTHER INFORMATION                                    13

          SIGNATURES                                           14



EXHIBIT 11.    STATEMENT REGARDING COMPUTATION
               OF PER SHARE EARNINGS                           15

                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

      EXECUTONE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS


                                               June 30,   December 31,
(In thousands, except for share amounts)         1995         1994
                                             (Unaudited)
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                     $   7,439    $   7,849
 Accounts receivable, net of
   allowance of $1,590 and $1,335                 48,230       46,675
 Inventories (Note C)                             33,314       40,300
 Prepaid expenses and other current assets         7,379        7,358
       Total Current Assets                       96,362      102,182

PROPERTY AND EQUIPMENT, net                       18,950       18,967
INTANGIBLE ASSETS, net (Note C)                    4,245       38,415
DEFERRED TAXES                                    31,388       26,979
OTHER ASSETS                                       3,706        2,938
                                               $ 154,651    $ 189,481


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current portion of long-term debt             $     791    $     777
 Accounts payable                                 29,434       39,369
 Accrued payroll and related costs                 7,714        7,026
 Accrued liabilities                               8,900        9,192
 Deferred revenue and customer deposits           19,830       18,757
       Total Current Liabilities                  66,669       75,121

LONG-TERM DEBT                                    36,038       24,698
LONG-TERM DEFERRED REVENUE                         2,546        2,354
       TOTAL LIABILITIES                         105,253      102,173


STOCKHOLDERS' EQUITY:
 Common stock: $.01 par value; 80,000,000 shares
   authorized; 46,730,096 and 45,647,894 issued
   and outstanding                                   467          456
 Additional paid-in capital                       74,198       72,303
 Retained earnings (accumulated deficit)         (25,267)      14,549
       Total Stockholders' Equity                 49,398       87,308
                                               $ 154,651    $ 189,481


The accompanying notes are an integral part of these consolidated balance sheets.


         EXECUTONE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)


                                   Three Months Ended       Six Months Ended
(In thousands,                          June 30,                 June 30,
except for per share amounts)      1995          1994       1995        1994
REVENUES:
 Product                        $ 36,504     $ 36,550    $ 68,453    $ 65,636
 Base                             41,913       40,062      80,772      76,283
                                  78,417       76,612     149,225     141,919
COST OF REVENUES                  46,711       44,781      89,438      84,169
 Gross Profit                     31,706       31,831      59,787      57,750

OPERATING EXPENSES:
 Research, development and
  engineering                      2,946        2,339       5,873       4,501
 Selling, general and
  administrative                  26,872       24,139      50,553      46,591
 Provision for restructuring
  and unusual items (Note C)      44,042            -      44,042           -
                                  73,860       26,478     100,468      51,092
OPERATING INCOME (LOSS)          (42,154)       5,353     (40,681)      6,658
INTEREST, AMORTIZATION AND
 OTHER EXPENSES, NET:
 Cash                                959          678       1,533       1,190
 Noncash                             106          651         806       1,303
                                   1,065        1,329       2,339       2,493

ACQUISITION COSTS (Note H)         1,006            -       1,006           -

INCOME (LOSS) BEFORE INCOME TAXES
 FROM CONTINUING OPERATIONS      (44,225)       4,024     (44,026)      4,165
PROVISION (BENEFIT) FOR INCOME TAXES:
 Cash                                100          100         200         200
 Noncash (Note E)                 (4,389)       1,510      (4,409)      1,465
                                  (4,289)       1,610      (4,209)      1,665

INCOME (LOSS) FROM CONTINUING
 OPERATIONS                      (39,936)       2,414     (39,817)      2,500
INCOME FROM DISCONTINUED
 OPERATIONS (net of income tax
 provision of $102)                    -            -           -         153
GAIN ON DISPOSAL OF DISCONTINUED
 OPERATIONS (net of income tax
 provision of $403)                    -            -           -         604
NET INCOME (LOSS)               $(39,936)    $  2,414    $(39,817)    $ 3,257

EARNINGS (LOSS) PER SHARE:
 Continuing Operations          $  (0.86)    $   0.05    $  (0.86)    $  0.05
 Discontinued Operations             ---          ---         ---        0.02
 Net Income (Loss)              $  (0.86)    $   0.05    $  (0.86)    $  0.07
WEIGHTED AVG. COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING    46,590       47,651      46,268      47,737


The accompanying notes are an integral part of these consolidated statements.



                                                4






             EXECUTONE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                     Six Months Ended
(In thousands)                                            June 30,
                                                   1995           1994

CASH FLOWS FROM OPERATING ACTIVITIES:
  Income (loss) from continuing operations     $ (39,817)      $  2,500
  Adjustments to reconcile net income (loss)
  to net cash provided (used) by  operating
  activities:
      Depreciation and amortization                3,355          3,877
      Provision for restructuring and
      unusual items (Note C)                      44,042            ---
      Provision (benefit) for income taxes not
      currently payable                           (4,409)         1,465
      Noncash expenses, including noncash
      interest expense and provision for losses
      on accounts receivable                        (138)         1,143
                                                   3,033          8,985
  Change in working capital items:
    Inventory                                     (3,007)        (3,358)
    Accounts payable                              (9,935)         1,911
    Other working capital items                     (648)        (3,397)
                                                 (13,590)        (4,844)
NET CASH (USED) PROVIDED BY CONTINUING
  OPERATIONS                                     (10,557)         4,141
Cash flows from discontinued operations              ---           (449)
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES (10,557)         3,692

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net         (2,270)        (1,637)
  Proceeds from sale of VCS                          ---          9,700
  Receivable for emergency production costs          ---         (4,000)
  Other                                              540            (27)

NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES  (1,730)         4,036

CASH FLOWS FROM FINANCING ACTIVITIES:
  Restructuring cost payments, net                  (117)          (181)
  Borrowings (repayments) under revolving
  credit facility                                 11,012         (2,403)
  Borrowings from Connecticut Development
  Authority                                          750            ---
  Repayment of term note under credit facility       ---         (2,768)
  Repayments of other long-term debt                (535)          (682)
  Repurchase of stock                                (88)        (2,589)
  Proceeds from issuance of stock                    855          1,113

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES  11,877         (7,510)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS    (410)           218

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD    7,849          7,406

CASH AND CASH EQUIVALENTS - END OF PERIOD        $ 7,439        $ 7,624

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

NOTE C - PROVISION FOR RESTRUCTURING

In June 1995, the Company reorganized its business into five divisions: Healthcare Communications, Call Center, Videoconferencing, Network Services, and Computer Telephony. The new strategic focus is on software applications in the communications market. The business that was acquired in 1988 was a telephone equipment hardware company focused on customers with small systems, with an emphasis on selling additional hardware and service to generate add-on revenue. Under the new strategy, the business acquired in 1988 will be de-emphasized. The Company adopted FAS No. 121, which was issued in March 1995, requiring impairment to be measured at the lowest level of identifiable cash flows. The Company concluded there was an impairment. As a result, the Company recorded a $44.0 million provision for restructuring consisting of a $33.5 million goodwill impairment, an $8.8 million writedown of inventory, primarily service stock relating to the impaired assets and other non-recurring inventory adjustments, $0.9 million related to the shutdown of the Company's Scottsdale, Arizona facility and $0.8 million of other unusual items.

The intangibles generated by the acquisition of this business in 1988 were approximately $51 million, of which $46 million was applicable to the telephony goodwill of the business described above. In accordance with the provisions of FAS No. 121, Accounting for the Impairment of Long-Lived Assets, the Company prepared projections of future operating cash flows relating to this business using historical trends and projections based upon the Company's new strategic direction. These projections indicated that this business would not generate sufficient operating cash flows in the future. The amount of impairment loss is the entire carrying value of the telephony goodwill of $33.5 million as of June 30, 1995. The remaining intangibles on the Consolidated Balance Sheet as of June 30, 1995 primarily relate to the Company's Healthcare business.

The write-off of inventory consists of $1.3 million of raw materials inventory and $7.5 million of finished goods inventory. These amounts were determined based upon a review of specific inventory parts along with current and projected usage, incorporating the new strategic direction of the Company. The Company will continue to maintain adequate levels of service stock for the telephony hardware customer base and amortize it over the estimated product/service life of the related systems.


NOTE D - SALE OF VODAVI COMMUNICATIONS SYSTEMS DIVISION

As of March 31, 1994, the Company sold its Vodavi Communications Systems Division ("VCS"), which sold telephone equipment to supply houses and dealers under the brand names STARPLUS and INFINITE, for approximately $10.9 million. Proceeds of the sale consisted of approximately $9.7 million in cash and a $1.2 million note, fully secured by a letter of credit and payable in September 1995. The cash proceeds were received in April 1994 and were used to reduce borrowings under the Company's credit facility. The sale resulted in an after-tax gain of $604,000 (net of income tax provision of $403,000). The results of VCS have been reported separately as a discontinued operation in the Consolidated Statements of Operations.


NOTE E - INCOME TAXES

The Company accounts for income taxes in accordance with FAS 109, Accounting for Income Taxes. The deferred tax asset represents the benefits that are more likely than not to be realized from the utilization of pre- and post-acquisition tax benefit carryforwards, which include net operating losses, tax credits and the excess of tax bases over the book value of net assets.

For the six-month periods ended June 30, 1995 and 1994, the Company made cash payments for income taxes of approximately
$89,000 and $223,000, respectively.


NOTE F - EARNINGS PER SHARE

Earnings per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents (which include stock options and warrants) outstanding during the periods. Common stock equivalents and the convertible debentures which are antidilutive have been excluded from the computations.

NOTE G - INVENTORIES

Inventories are stated at lower of first-in, first-out ("FIFO") cost or market and consist of the following at June 30, 1995 and December 31, 1994:

(amounts in thousands)           6/30/95       12/31/94

Raw Materials                   $  3,486       $  3,082
Finished Goods                    29,828         37,218
                                $ 33,314       $ 40,300

During the six-month period ended June 30, 1995, total inventories before the noncash adjustment of $8.8 million (see
Note C) increased $1.8 million. However, since March 31, 1995, total inventories before the noncash adjustment have been reduced by $2.3 million.


NOTE H - OTHER MATTERS

The Company was recently involved in extensive negotiations to acquire the Dictaphone division of Pitney Bowes. In April 1995, the acquisition was awarded to another bidder. The Company incurred approximately $1.0 million in fees and expenses relating to the attempted acquisition which have been expensed during the three-month period ended June 30, 1995.

For the six-month periods ended June 30, 1995 and 1994, the Company made cash payments of approximately $1.9 million and $1.4 million, respectively, for interest expense on indebtedness.

There were no noncash financing activities for the six-month period ended June 30, 1995. During the six-month period ended June 30, 1994, noncash financing activities other than those related to the sale of
VCS (See Note D) included capital lease obligations incurred in connection with equipment acquisitions of $0.5 million, noncash proceeds for issuances of stock from application of credits under an option credit plan of $0.2 million and Common Stock Purchase Warrants exercised through bond conversion of $1.1 million.

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

Restructuring - Change in Business Strategy

In June 1995, the Company reorganized its business into five divisions: Healthcare Communications, Call Center, Videoconferencing, Network Services and Computer Telephony. The new strategic focus will be toward software-oriented products and away from smaller, hardware-based, non-application phone systems. The Company adopted FAS No. 121 in the second quarter of 1995 and recorded an impairment of the telephony goodwill that was established as part of the 1988 acquisition, along with the related service stock, based upon the commitment to move in this new direction. This impairment is based upon the projected future operating cash flows of that business.

The business that was acquired in 1988 was a telephone equipment hardware company that focused its selling effort on the small non-application systems, with an emphasis on selling additional hardware to generate revenues in the form of move, adds and changes ("MAC") and service, mainly on a time and material basis.

The strategy the Company is now pursuing is in a software solutions orientation versus the hardware orientation purchased in the 1988 acquisition. In addition, the Company's IDS platform (IDS Systems 108, 228, 432 and 648), which was developed post-acquisition, incorporates a switching bus to provide everything from basic communication to sophisticated software applications including Integrated Voice Mail, Call Center Applications (ACD, IVRs and Predictive Dialers), Variable Band Width Cards for Video Products, Locating Devices, Nurse Call and Computer Port Interfaces which drive the computer telephony products. The change in strategic focus has also resulted in changes in the way we market our products. Due to the sophistication of these products, the Company has divisionalized its sales effort with specialists who will be experts in the products that they sell effective July 1, 1995.

The Company's analysis indicates that the smaller system, hardware-oriented telephony business will not generate sufficient future operating cash flows to support the related telephony goodwill. Therefore, in accordance with the provisions of FAS No. 121, the Company has determined that this goodwill is impaired and that the entire carrying value of $33.5 million has been written off during the three-month period ended June 30, 1995. The Company believes this write-off is appropriate for the following reasons:

     1. The change in the Company's strategic focus and the establishment of five new operating divisions that will focus on sales to different markets.

     2.   A software versus hardware product orientation.

     3. The determination that the new criteria of FAS No. 121, which provides more guidance regarding the conditions for and measurement of impairment of long-term assets, have been met. This includes the requirement to use the lowest level of identifiable cash flow to determine impairment.

We have also reviewed our service stock inventory required to support this business and concluded that an additional $8.8 million provision is required (See Note C for further discussion of the provision for restructuring).

Results of Operations

Overall, the Company had record revenues for the three-month period ended June 30, 1995, but operating income before the provision for restructuring decreased from the comparable 1994 period. The Company continues to be affected by the longer than anticipated sales cycles experienced for some of its new call center management and videoconferencing products. However, the continued strength in revenues from the healthcare business indicate that while the timing of the revenue streams from our new products has been slower than anticipated, the Company's strategy has been reaffirmed and it is expected that the new call center and videoconferencing businesses will begin to realize similar growth by the end of 1995. The Company also expects that the full benefits of the new divisional structure, discussed above, including the specialization of the sales force to concentrate on specific products, will be realized in 1996 as the changes become fully effective by the end of 1995.

Total revenues for the three-month and six-month periods ended June 30, 1995 were 2% and 5% higher, respectively, than the comparable 1994 periods. Product revenues were unchanged for the three-month period ended June 30, 1995 and increased 4% for the six-month period ended June 30, 1995 versus the comparable 1994 periods. During both periods, revenue from new installations of healthcare communications systems increased by approximately 20%. Base revenues increased 5% and 6% for the three-month and six-month periods ended June 30, 1995, respectively, primarily due to increased sales of systems upgrades and expansions.

For the three-month periods ended June 30, 1995 and 1994, gross profit as a percentage of sales was 40.4% and 41.5%, respectively. For the six-month periods ended June 30, 1995 and 1994, gross profit as a percentage of sales was 40.1% and 40.7%, respectively. The Company expects gross profits to remain in the 40.5% to 41.5% range, dependent upon the revenue mix for the remainder of the year.

Operating income before the provision for restructuring as a percentage of total revenues for the three-month periods ended June 30, 1995 and 1994 was 2.4% and 7.0%, respectively. For the six-month periods ended June 30, 1995 and 1994, operating income before the provision for restructuring as a percentage of total revenues was 2.3% and 4.7%, respectively. Research, development and engineering expenses increased compared to both the three-month and six-month periods in 1994 as the Company continues to invest in engineering for new product development and application-specific software products. SG&A increased due to higher selling expenses, which reflect the impact of costs incurred to specialize the sales force to sell specific products and implement the Company's new strategy within the new corporate structure, along with higher sales volume. The Company expects SG&A expenses to decrease in both the third and fourth quarters of this year as the benefits of the new divisional structure are realized. Research, development and engineering expenditures are expected to remain at current levels for the remainder of the year.

Interest, amortization and other expenses, net for the three-month and six-month periods ended June 30, 1995 decreased versus the comparable periods in 1994, primarily due to the reduction in the amortization of goodwill resulting from the restructuring, partially offset by increased interest expense due to a higher level of borrowings under the Company's credit facility.

For the three-month period ended June 30, 1995, the Company recorded an income tax benefit of $4.3 million, based upon the loss before income taxes, reduced by the impaired goodwill write-off. The Company believes it will generate sufficient taxable income in future years to realize the additional tax benefit.
Due to the Company's substantial tax benefit carryforwards, minimal taxes will be paid in the near future.

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

As of March 31, 1994 the Company sold its Vodavi Communications Systems Division ("VCS"), which sold telephone equipment to supply houses and dealers under the brand names STARPLUS and INFINITE, for approximately $10.9 million. Proceeds of the sale consisted of approximately $9.7 million in cash and a $1.2 million note, fully secured by a letter of credit and payable in September 1995. The cash proceeds were received in April 1994 and were used to reduce borrowings under the Company's credit facility. The sale of VCS resulted in an after-tax gain of $604,000 (net of income tax provision of $403,000). The results of VCS have been reported separately as a discontinued operation in the Consolidated Statement of Operations. Net revenues of the discontinued operation for the six-month period ended June 30, 1994 were $8.6 million.

The Company was recently involved in extensive negotiations to acquire the Dictaphone division of Pitney Bowes, an acquisition that would have more than doubled the Company's size. This business had similar products, markets and geographic locations, along with synergies in research and development. The Company was able to obtain commitments for a financial package supporting a bid of $450 million. However, in April 1995, the acquisition was awarded to another bidder. The Company incurred approximately $1 million in fees and expenses relating to the attempted acquisition which have been expensed during the three-month period ended June 30, 1995. The Company is continuing its efforts to look for opportunities to complement its product lines and expand its markets.

Liquidity and Capital Resources

The Company's liquidity is represented by cash, cash equivalents and cash availability under its existing credit facilities. The Company's liquidity was approximately $23 million and $30 million as of June 30, 1995 and December 31, 1994, respectively. The $44 million provision for restructuring is a noncash charge that will not significantly effect the Company's current or future liquidity.

At June 30, 1995 and December 31, 1994, cash and cash equivalents amounted to $7.4 million and $7.8 million, respectively. The Company generated $3.9 million of cash, primarily from operations, increased bank borrowings by $11.0 million, received the proceeds of a $0.8 million loan from the Connecticut Development Authority and other receipts of $0.6 million during the six-month period ended June 30, 1995. The cash was primarily used to fund $13.6 million of working capital and to purchase $2.3 million of capital assets. For the comparable period in 1994, the Company generated $10.1 million of cash, primarily from operations, and funded approximately $8.8 million in working capital and other costs relating to the emergency production requirements. The increase in the funding of working capital over the comparable period in 1994 is primarily due to the rebuild of inventory depleted during the emergency production situation and the change in the Company's inventory planning to have more inventory on hand to more easily deal with any potential supply interruptions in the future. Excluding the impact of the adjustment to inventory during the quarter (see Note C), inventory decreased by $2.3 million during the three-month period ended June 30, 1995. The decrease in accounts payable for the six-month period ended June 30, 1995 is the result of the timing of payments for inventory purchases over the last six to nine months. The Company expects to reduce its working capital requirements from these levels over the next three to six months.

Total debt at June 30, 1995 was $36.8 million, an increase of $11.3 million from $25.5 million at December 31, 1994. As previously noted, the increase was a result of additional borrowings to fund working capital.

As of July 31, 1995, approximately $12 million of direct borrowings was available under the Company's credit facility.
The Company believes that borrowings available under the credit facility and cash flow from operations will be sufficient to meet working capital and other requirements for the next twelve months.

                        PART II - OTHER INFORMATION


Item 1.        LEGAL PROCEEDINGS
               Not applicable.

Item 2.        CHANGES IN SECURITIES
               Not applicable.

Item 3.        DEFAULTS UPON SENIOR SECURITIES
               Not applicable.

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          a) The Registrant's Annual Meeting of Shareholders was held on June 27, 1995.
          b) Proxies were solicited by the Registrant's management pursuant to Regulation 14 under the Securities Act of 1934; there was no solicitation in opposition to management's nominees listed in the Proxy Statement dated April 28, 1995 and all such nominees were elected pursuant to the vote of the shareholders.
          c) The amendment of the Registrant's Articles of Incorporation described under "Proposal 2" in the Proxy Statement dated April 28, 1995, which section is incorporated herein by reference, was approved by a vote of the majority of the Registrant's outstanding Common Stock as follows:
                    For:        36,498,107
                    Against      2,178,189
                    Abstain:       134,389
          d) The amendment of the Registrant's Bylaws described under "Proposal 3" in the Proxy Statement dated April 28, 1995, which section is incorporated herein by reference, was approved by a vote of the majority of the Registrant's outstanding Common Stock as follows:
                    For:        37,156,561
                    Against:       888,408
                    Abstain:       178,374
          e) The amendment of the Registrant's Articles of Incorporation described under "Proposal 4" in the Proxy Statement dated April 28, 1995, which section is incorporated herein by reference, was approved by a vote of the majority of the Registrant's outstanding Common Stock as follows:
                    For:        36,959,949
                    Against:     1,108,583
                    Abstain:       154,811
          f) The amendment of the Registrant's 1986 Employee Stock Option Plan described under "Proposal 5" in the Proxy Statement dated April 28, 1995, which section is incorporated herein by reference, was approved by a vote of the majority of the Registrant's outstanding Common Stock as follows:
                    For:        26,718,731
                    Against:     2,428,638
                    Abstain:       183,617
          g) The total number of shares of the Registrant's Common Stock, $.01 par value, outstanding as of April 26, 1995, the record date for the Annual Meeting, was 46,955,005, and 38,857,135 shares were represented in person or by proxy at the Meeting.

Item 5.        OTHER INFORMATION
               Not applicable.

Item 6.        EXHIBITS AND REPORTS ON FORM 8-K
          a)   Exhibits
               11 - Statement Regarding Computation of Per Share Earnings
          b)   Reports on Form 8-K
               Not applicable.
                                    13

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


               EXECUTONE Information Systems, Inc.



Dated:  August 21, 1995       /s/ Alan Kessman
                              Alan Kessman
                              Chairman, President and
                              Chief Executive Officer



Dated:  August 21, 1995       /s/ Anthony R. Guarascio
                              Anthony R. Guarascio
                              Vice President Finance and
                              Chief Financial Officer