Form 10-Q
period 1995-09-30
EXECUTONE INFORMATION SYSTEMS INC
filed 1995-11-14
CIK 725282

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1995

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

The number of shares outstanding of registrant's Common Stock, $.01 par value per share, as of October 31, 1995 was 47,138,647.

                              INDEX



EXECUTONE Information Systems, Inc.

                                                                      Page #
PART I.        FINANCIAL INFORMATION


Item 1.        Financial Statements

               Consolidated Balance Sheets -
               September 30, 1995 and December 31, 1994.                  3

               Consolidated Statements of Operations -
               Three Months and Nine Months Ended September 30, 1995
               and 1994.                                                  4

               Consolidated Statements of Cash Flows -
               Nine Months Ended September 30, 1995 and 1994.             5

               Notes to Consolidated Financial Statements.                6


Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations             10



PART II.       OTHER INFORMATION                                         15

               SIGNATURES                                                16



EXHIBIT 11.    STATEMENT REGARDING COMPUTATION
               OF PER SHARE EARNINGS                                     17

                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

      EXECUTONE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS


                                                September 30,   December 31,
(In thousands, except for share amounts)            1995            1994
                                                 (Unaudited)
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                        $   7,817      $   7,849
 Accounts receivable, net of
   allowance of $1,505 and $1,335                    45,268         46,675
 Inventories (Note C)                                31,520         40,300
 Prepaid expenses and other current assets            5,073          7,358
       Total Current Assets                          89,678        102,182

PROPERTY AND EQUIPMENT, net                          18,804         18,967
INTANGIBLE ASSETS, net (Note C)                       4,213         38,415
DEFERRED TAXES                                       30,606         26,979
OTHER ASSETS                                          3,956          2,938
                                                  $ 147,257      $ 189,481


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current portion of long-term debt                $     906      $     777
 Accounts payable                                    26,641         39,369
 Accrued payroll and related costs                    7,776          7,026
 Accrued liabilities                                 10,122          9,192
 Deferred revenue and customer deposits              19,552         18,757
       Total Current Liabilities                     64,997         75,121

LONG-TERM DEBT                                       28,455         24,698
LONG-TERM DEFERRED REVENUE                            2,770          2,354
       TOTAL LIABILITIES                             96,222        102,173


STOCKHOLDERS' EQUITY:
 Common stock: $.01 par value; 80,000,000 shares
   authorized; 47,100,564 and 45,647,894 issued
   and outstanding                                      471            456
 Additional paid-in capital                          74,508         72,303
 Retained earnings (accumulated deficit)            (23,944)        14,549
       Total Stockholders' Equity                    51,035         87,308
                                                  $ 147,257      $ 189,481


The accompanying notes are an integral part of these consolidated balance sheets.

          EXECUTONE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)


(In thousands,                      Three Months Ended     Nine Months Ended
except for per share amounts)          September 30,         September 30,
                                     1995        1994       1995        1994
REVENUES:
 Product                          $ 34,623    $ 36,814    $103,470   $102,450
 Base                               39,541      39,733     119,920    116,016
                                    74,164      76,547     223,390    218,466
COST OF REVENUES                    43,973      44,783     133,411    128,951
 Gross Profit                       30,191      31,764      89,979     89,515

OPERATING EXPENSES:
 Research, development and
    engineering                      2,818       2,398       8,691      6,899
 Selling, general and
    administrative                  24,429      24,834      74,982     71,425
 Provision for restructuring
    and unusual items (Note C)           -           -      44,042          -
                                    27,247      27,232     127,715     78,324
OPERATING INCOME (LOSS)              2,944       4,532     (37,736)    11,191
INTEREST, AMORTIZATION AND
 OTHER EXPENSES, NET:
 Cash                                  890         430       2,490      1,620
 Noncash                              (167)        790         575      2,092
                                       723       1,220       3,065      3,712

ACQUISITION COSTS (Note I)              16           -       1,022          -

INCOME (LOSS) BEFORE INCOME TAXES
 FROM CONTINUING OPERATIONS          2,205       3,312     (41,823)     7,479
PROVISION (BENEFIT) FOR INCOME TAXES:
 Cash                                  100         100         300        300
 Noncash (Note E)                      782       1,226      (3,627)     2,693
                                       882       1,326      (3,327)     2,993

INCOME (LOSS) FROM CONTINUING
 OPERATIONS                          1,323       1,986      (38,496)    4,486
INCOME FROM DISCONTINUED OPERATIONS
 (net of income tax provision of $102)   -           -            -       153
GAIN ON DISPOSAL OF DISCONTINUED
 OPERATIONS (net of income tax
 provision of $403)                      -           -            -       604
NET INCOME (LOSS)                 $  1,323    $  1,986     $(38,496) $  5,243

EARNINGS (LOSS) PER SHARE:
 Continuing Operations            $   0.03    $   0.04     $  (0.83) $   0.09
 Discontinued Operations               ---         ---          ---      0.02
 Net Income (Loss)                $   0.03    $   0.04     $  (0.83) $   0.11
WEIGHTED AVG. COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING      49,014      47,182       46,478    47,495


The accompanying notes are an integral part of these consolidated statements.

             EXECUTONE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                   Nine Months Ended
(In thousands)                                       September 30,
                                                  1995           1994

CASH FLOWS FROM OPERATING ACTIVITIES:
  Income (loss) from continuing operations     $(38,496)       $ 4,486
  Adjustments to reconcile net income (loss)
  to net cash (used) provided by continuing
  operations:
      Depreciation and amortization               4,701          5,904
      Provision for restructuring and
      unusual items (Note C)                     44,042            ---
      Provision (benefit) for income taxes
      not currently payable                      (3,627)         2,693
      Noncash expenses, including noncash
      interest expense, noncash provision
      for losses on accounts receivable and
      income from equity investment                  59          1,816
                                                  6,679         14,899
  Change in working capital items:
    Inventory                                    (1,347)        (6,183)
    Accounts payable                            (12,730)         1,202
    Other working capital items                   4,476         (6,085)
                                                 (9,601)       (11,066)
NET CASH (USED) PROVIDED BY CONTINUING
 OPERATIONS                                      (2,922)         3,833
Cash flows from discontinued operations             ---           (449)
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES (2,922)         3,384

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net        (2,950)        (3,231)
  Proceeds from sale of VCS                       1,200          9,700
  Isoetec Texas settlement                          ---         (1,087)
  Other                                             583           (539)

NET CASH (USED) PROVIDED BY INVESTING
 ACTIVITIES                                      (1,167)         4,843

CASH FLOWS FROM FINANCING ACTIVITIES:
  Restructuring cost payments, net                 (404)          (254)
  Borrowings under revolving credit facility      3,033            806
  Borrowings from Connecticut Development
    Authority                                       750            ---
  Repayment of term note under credit facility      ---         (3,750)
  Repayments of other long-term debt               (380)        (1,077)
  Repurchase of stock                              (192)        (5,365)
  Proceeds from issuance of stock                 1,250          1,437

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES  4,057         (8,203)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS    (32)            24

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD   7,849          7,406

CASH AND CASH EQUIVALENTS - END OF PERIOD       $ 7,817        $ 7,430

The accompanying notes are an integral part of these consolidated statements.

      EXECUTONE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


NOTE A - NATURE OF THE BUSINESS

EXECUTONE Information Systems, Inc. (the "Company") designs, manufactures, sells, installs, supports and services voice processing systems and provides cost-effective long-distance telephone service and videoconferencing services. The Company is also a leading supplier of specialized hospital communications equipment. Products are sold under the EXECUTONE, INFOSTAR, IDS, LIFESAVER and INFOSTAR/ILS brand names through a worldwide network of direct sales and service offices and independent distributors.


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

The intangibles generated by the acquisition of this business in 1988 were approximately $51 million, of which $46 million was applicable to the telephony goodwill of the business described above. In accordance with the provisions of FAS No. 121, Accounting for the Impairment of Long-Lived Assets, the Company prepared projections of future operating cash flows relating to this business using historical trends and projections based upon the Company's new strategic direction. These projections indicated that this business would not generate sufficient operating cash flows in the future. The amount of impairment loss was the entire carrying value of the telephony goodwill of $33.5 million as of June 30, 1995. The remaining intangibles on the Consolidated Balance Sheet as of September 30, 1995 primarily relate to the Company's Healthcare business.

The write-off of inventory consisted of $1.3 million of raw materials inventory and $7.5 million of finished goods inventory. These amounts were determined based upon a review of specific inventory parts along with current and projected usage, incorporating the new strategic direction of the Company. The Company will continue to maintain adequate levels of service stock for the telephony hardware customer base and amortize it over the estimated product/service life of the related systems.


NOTE D - SALE OF VODAVI COMMUNICATIONS SYSTEMS DIVISION

As of March 31, 1994, the Company sold its Vodavi Communications Systems Division ("VCS"), which sold telephone equipment to supply houses and dealers under the brand names STARPLUS and INFINITE, for approximately $10.9 million. Proceeds of the sale consisted of approximately $9.7 million in cash, received in April 1994, and a $1.2 million note, the proceeds of which were received in September 1995, which were used to reduce borrowings under the Company's credit facility. The sale resulted in an after-tax gain of $604,000 (net of income tax provision of $403,000). The results of VCS have been reported separately as a discontinued operation in the Consolidated Statements of Operations.


NOTE E - INCOME TAXES

The Company accounts for income taxes in accordance with FAS 109, Accounting for Income Taxes. The deferred tax asset represents the benefits that are more likely than not to be realized from the utilization of pre- and post-acquisition tax benefit carryforwards, which include net operating losses, tax credits and the excess of tax bases over the book value of net assets.

For the nine-month periods ended September 30, 1995 and 1994, the Company made cash payments for income taxes of approximately
$138,000 and $228,000, respectively.


NOTE F - EARNINGS PER SHARE

Earnings per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents (which include stock options and warrants) outstanding during the periods. Common stock equivalents and the convertible debentures which are antidilutive have been excluded from the computations.

NOTE G - INVENTORIES

Inventories are stated at lower of first-in, first-out ("FIFO") cost or market and consist of the following at September 30, 1995 and December 31, 1994:

(amounts in thousands)           9/30/95       12/31/94

Raw Materials                   $  3,649       $  3,082
Finished Goods                    27,871         37,218
                                $ 31,520       $ 40,300

During the nine-month period ended September 30, 1995, total inventories before the noncash adjustment of $8.8 million (see
Note C) are unchanged. However, since June 30, 1995, total inventories have been reduced by $1.8 million.


NOTE H - UNISTAR ACQUISITION

On November 2, 1995, the Company announced that it has agreed to acquire 100% of the outstanding common stock of UNISTAR Gaming Corporation ("UNISTAR"), a privately-held company that has an exclusive five-year contract to design, develop, finance, and manage the National Indian Lottery ("NIL"). The NIL will be a national telephone lottery authorized by federal law and by a compact between the State of Idaho and the Coeur d'Alene Indian Tribe of Idaho ("CDA"). In exchange for providing these management services to the NIL, UNISTAR will be paid a fee equal to 30% of the profits of the NIL. EXECUTONE will acquire 100% of UNISTAR for 3.7 million shares of common stock and 1 million shares of preferred stock. Each preferred share will have voting rights equal to 25% of a common share and will earn dividends equal to its proportionate share of 50% of the UNISTAR subsidiary's net income. The preferred stock will be redeemable for 13.3 million shares of common stock at EXECUTONE's option. The preferred stock will also be convertible into shares of the Company's common stock if either of the following conditions are met:

1. If after one year but prior to the end of the management contract, the lottery is operational and UNISTAR has a minimum annual net income of $1.0 million, preferred shares are convertible into common shares at a rate of 1.25 times annual net income in excess of a threshold amount of $1.0 million to a maximum of 13.3 million common shares.

2. If after the fourth year but prior to the end of the management contract, the cumulative revenues of UNISTAR plus 25% of any revenues generated by the Company from the operations of the lottery, excluding dividends received by the Company from UNISTAR, exceed $50.0 million, preferred shares are convertible into 13.3 million shares of common stock.

Shareholder approval is required in the event that either of the conditions for conversion of the preferred stock are met.

The NIL cannot become operational until resolution of a pending legal proceeding. In an attempt to block the NIL, certain states have filed
Section 1084 letters to prevent the long-distance carriers from providing service to the NIL. The CDA has initiated legal action to compel the long-distance carriers to provide service to the NIL. The CDA's brief argues that the lottery is authorized by the Indian Gaming

Regulatory Act ("IGRA") passed by Congress in 1988, that the IGRA preempts state and federal statutes, and that the states lack authority to issue the Section 1084 notification letters to any carrier. Based upon a legal review by four different law firms, the Company believes this position will be upheld by the courts. Once a favorable court ruling is obtained, the Company currently estimates that it will be about nine months before the NIL is operational. Final consummation of this transaction is subject to completion of the documentation and approval from the Company's senior lenders.


NOTE I - OTHER MATTERS

In the beginning of 1995, the Company was involved in extensive negotiations to acquire the Dictaphone division of Pitney Bowes. In April 1995, the acquisition was awarded to another bidder. The Company incurred approximately $1.0 million in fees and expenses relating to the attempted acquisition which were expensed during the second and third quarters of 1995.

For the nine-month periods ended September 30, 1995 and 1994, the Company made cash payments of approximately $3.0 million and $2.4 million, respectively, for interest expense on indebtedness.

The only noncash financing activities for the nine-month period ended September 30, 1995 were capital lease obligations incurred in connection with equipment acquisitions of $0.3 million.
During the nine-month period ended September 30, 1994, noncash financing activities other than those related to the sale of VCS (See Note D) included capital lease obligations incurred in connection with equipment acquisitions of $0.7 million, noncash proceeds for issuances of stock from application of credits under an option credit plan of $0.3 million and Common Stock Purchase Warrants exercised through bond conversion of $1.1 million.

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

Restructuring - Change in Business Strategy

In June 1995, the Company reorganized its business into five divisions: Healthcare Communications, Call Center, Videoconferencing, Network Services and Computer Telephony. The new strategic focus is toward larger systems and software application-oriented products and away from smaller, hardware-based telephone systems. Based upon the commitment to move in this new direction, the Company adopted FAS No. 121 in the second quarter of 1995 and recorded an impairment of the telephony goodwill that was established as part of the 1988 acquisition, along with the related service stock. This impairment was based upon the projected future operating cash flows of that business.

The business that was acquired in 1988 was a telephone equipment hardware company that focused its selling effort on smaller systems without software applications, with an emphasis on selling additional hardware to generate revenues in the form of move, adds and changes ("MAC") and service, mainly on a time and material basis.

The strategy the Company is now pursuing is to focus on software solutions versus the hardware orientation of the business purchased in the 1988 acquisition. In addition, the Company's IDS platform (IDS Systems 108, 228, 432 and 648), which was developed post-acquisition, incorporates a switching bus to provide everything from basic communication to sophisticated software applications including Integrated Voice Mail, Call Center Applications (ACD, IVRs and Predictive Dialers), Variable Band Width Cards for Video Products, Locating Devices, Nurse Call and Computer Port Interfaces which drive the computer telephony products. The change in strategic focus has also resulted in changes in the way the Company markets its products. Due to the sophistication of these products, the Company divisionalized its sales effort with specialists who are experts in the products that they sell, effective July 1, 1995.

The Company's analysis indicated that the smaller system, hardware-oriented telephony business will not generate sufficient future operating cash flows to support the related telephony goodwill. Therefore, in accordance with the provisions of FAS No. 121, the Company determined that this goodwill was impaired and the entire carrying value of $33.5 million was written off during the three-month period ended June 30, 1995. The Company believes this write-off is appropriate for the following reasons:

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

The Company also reviewed the service stock inventory required to support this business and concluded that an additional $8.8 million provision was required (See Note C for further discussion of the provision for restructuring).

Results of Operations

Revenues for the three-month period ended September 30, 1995 totaled $74.2 million compared to $76.5 million for the three-month period ended September 30, 1994. Net income for the three-month period ended September 30, 1995 was $1.3 million, or $0.03 per share, compared to net income of $2.0 million, or $0.04 per share, for the same period last year. Although revenue was less than anticipated, net income was in line with the Company's expectations as the lower costs generated from the divisionalization of the Company and the specialization of the sales force materialized sooner than anticipated.

The telephony division continues to provide most of the Company's revenues and profits, and the Company is increasing its focus on the higher profile companies who need software application solutions. The 3% decrease in revenue for the three-month period ended September 30, 1995 compared to the same period in 1994 was primarily from the National Accounts group where the Company is less able to control the timing of new installations with the major national customers. The healthcare division, divisionalized at the beginning of this year, continues to show revenue growth compared to the same period in 1994. The call center, video and network divisions have yet to generate the desired revenue, but the divisionalization process continues to move forward. The Company now has division presidents in place and the individual businesses are aligning their management teams.

Revenues for the three-month period ended September 30, 1995 were 3% lower than the comparable 1994 period, but revenues for the nine-month period ended September 30, 1995 were 2% higher than 1994. Product revenues decreased 6% for the three-month period ended September 30, 1995 and increased 1% for the nine-month period ended September 30, 1995 versus the comparable 1994 periods. As previously noted, the decrease for the three-month period ended September 30, 1995 was due to the timing of new installations with major national customers through our National Accounts group. Base revenues were comparable for the three-month period ended September 30, 1995 and increased 3% for the nine-month period ended September 30, 1995 versus the comparable 1994 periods. The increase for the nine-month period ended September 30, 1995 is primarily due to increased sales of system upgrades and expansions.

For the three-month periods ended September 30, 1995 and 1994, gross profit as a percentage of sales was 40.7% and 41.5%, respectively. For the nine-month periods ended September 30, 1995 and 1994, gross profit as a percentage of sales was 40.3% and 41.0%, respectively. The decrease from the 1994 periods is primarily due to lower sales volume which reduced the absorption of fixed cost overhead during the three-month period ended September 30, 1995 and product mix during the first six months of 1995.

Operating income as a percentage of total revenues for the three-month periods ended September 30, 1995 and 1994 was 4.0% and 5.9%, respectively. For the nine-month periods ended September 30, 1995 and 1994, operating income before the provision for restructuring as a percentage of total revenues was 2.8% and 5.1%, respectively. Research, development and engineering expenses increased compared to both the three-month and nine-month periods in 1994 as the Company continues to invest in engineering for new product development and application-specific software products. Research, development and engineering expenditures are expected to remain at current levels for the remainder of the year. SG&A expenses for the nine-month period ended September 30, 1995 remained higher than the comparable 1994 period primarily due to costs incurred during the first six months of 1995 to specialize the sales force and implement the Company's new strategy. SG&A for the three-month period ended September 30, 1995 was $0.4 million lower than the same period in 1994 and $2.4 million lower than the three-month period ended June 30, 1995 primarily due to the accelerated impact of the divisionalization and the realignment of the sales force.

Interest, amortization and other expenses, net for the three-month and nine-month periods ended September 30, 1995 decreased versus the comparable periods in 1994, primarily due to the reduction in the amortization of goodwill resulting from the restructuring, partially offset by increased interest expense due to higher interest rates and higher average borrowing levels under the Company's credit facility since most of the cash used to reduce debt was generated at the end of the three-month period ended September 30, 1995.

For the three-month period ended September 30, 1995, the Company recorded an income tax provision of $0.9 million. Of the total provision, $0.8 million was recorded as a reduction of the deferred tax asset to reflect the utilization of tax benefit carryforwards. As a result of the utilization of these benefits, the Company does not have a significant tax liability for the period. Due to the Company's substantial remaining tax benefit carryforwards, minimal taxes will be paid in the near future.

As of March 31, 1994 the Company sold its Vodavi Communications Systems Division ("VCS"), which sold telephone equipment to supply houses and dealers under the brand names STARPLUS and INFINITE, for approximately $10.9 million. Proceeds of the sale consisted of approximately $9.7 million in cash, received in April 1994, and a $1.2 million note, the proceeds of which were received in September 1995. The proceeds were used to reduce borrowings under the Company's credit facility. The sale of VCS resulted in an after-tax gain of $604,000 (net of income tax provision of $403,000). The results of VCS have been reported separately as a discontinued operation in the Consolidated Statement of Operations. Net revenues of the discontinued operation for the nine-month period ended September 30, 1994 were $8.6 million.

In September 1994, the Company paid $1.2 million to the former shareholders of Isoetec Texas, Inc. in partial settlement of claims by such shareholders. This payment was an adjustment of the purchase price recorded when the Company acquired Isoetec Texas, Inc. in 1990 and increased intangible assets accordingly.

In the beginning of 1995, the Company was involved in extensive negotiations to acquire the Dictaphone division of Pitney Bowes, an acquisition that would have more than doubled the Company's size. This business had similar products, markets and geographic locations, along with synergies in research and development. The Company was able to obtain commitments for a financial package supporting a bid of $450 million. However, in April 1995, the acquisition was awarded to another bidder. The Company incurred approximately $1 million in fees and expenses relating to the attempted acquisition which have been expensed during the second and third quarters of 1995.

UNISTAR Acquisition

On November 2, 1995, the Company announced that it has agreed to acquire 100% of the outstanding common stock of UNISTAR Gaming Corporation ("UNISTAR"), a privately-held company that has an exclusive five-year contract to design, develop, finance, and manage the National Indian Lottery ("NIL"). (See Note H for the terms of the agreement.) Final consummation of this transaction is subject to completion of the documentation and approval from the Company's senior lenders.

Management believes the UNISTAR business is a natural extension of its telephony and call center business. The heart of the operation will be the NIL call center, which will be located on the Coeur d'Alene Indian Tribe of Idaho ("CDA") Reservation. Calls via an 800 number will be processed with Interactive Voice
Response ("IVR") equipment or live agents using ACD software to process nationwide wagering activity. The Company is making a significant investment, which initially will create 8% dilution to our shareholders and require possibly $2 million to $3 million of cash prior to the resolution of the pending legal issues discussed below. However, in the opinion of the Company's management, this investment is justified based upon the potential returns.

The NIL cannot become operational until resolution of a pending legal proceeding. In an attempt to block the NIL, certain states have filed Section 1084 letters to prevent the long-distance carriers from providing service to the NIL. The CDA has initiated legal action to compel the long-distance carriers to provide service to the NIL. The CDA's brief argues that the lottery is authorized by the Indian Gaming Regulatory Act ("IGRA") passed by Congress in 1988, that the IGRA preempts state and federal statutes, and that the states lack authority to issue the Section 1084 notification letters to any carrier. Based upon a legal review by four different law firms, the Company believes this position will be upheld by the courts. Once a favorable court ruling is obtained, the Company estimates that it will be about nine months before the NIL is operational.

Assuming satisfactory resolution of these legal issues, the additional costs to become operational may run between $5-10 million. The
Company believes it will obtain additional financing for these costs.


Liquidity and Capital Resources

The Company's liquidity is represented by cash, cash equivalents and cash availability under its existing credit facilities. The Company's liquidity was approximately $27 million and $30 million as of September 30, 1995 and December 31, 1994, respectively.
The $44 million provision for restructuring recorded during the three-month period ended June 30, 1995 is a noncash charge that will not significantly affect the Company's current or future liquidity.

At September 30, 1995 and December 31, 1994, cash and cash equivalents amounted to $7.8 million. During the three-month period ended September 30, 1995, the Company generated $9.3 million of cash, consisting of $7.7 million from operations, proceeds of $1.2 million for a long-term note relating to the sale of VCS and $0.4 million from other sources. Inventory levels were reduced by $1.8 million during the three-month period as the Company continues to reduce its working capital requirements. The cash was used primarily to reduce borrowings under the Company's credit facility by $8.0 million.

For the nine-month period ended September 30, 1995, the Company generated $7.9 million of cash, primarily from operations, increased bank borrowings by $3.0 million, received proceeds of $1.2 million for the VCS note and received the proceeds of a $0.8 million loan from the Connecticut Development Authority. The cash was primarily used to fund $9.6 million of working capital and to purchase $3.0 million of capital assets. For the comparable period in 1994, the Company generated $16.3 million of cash, primarily from operations, and funded approximately $11.1 million in working capital and other costs relating to the emergency production requirements resulting from the fire at our main subcontractor's facility in 1993.

Total debt at September 30, 1995 was $29.4 million, an increase of $3.9 million from $25.5 million at December 31, 1994. The increase was a result of additional borrowings to fund working capital during the first six months of 1995.

As of October 31, 1995, approximately $13.9 million of direct borrowings was available under the Company's credit facility.
The Company believes that borrowings available under the credit facility and cash flow from operations will be sufficient to meet working capital and other requirements for the next twelve months.

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


               EXECUTONE Information Systems, Inc.



Dated:  November 13, 1995     /s/ Alan Kessman
                              Alan Kessman
                              Chairman, President and
                              Chief Executive Officer



Dated:  November 13, 1995     /s/ Anthony R. Guarascio
                              Anthony R. Guarascio
                              Vice President Finance and
                              Chief Financial Officer