Form 10-K405
period 1995-12-31
EXECUTONE INFORMATION SYSTEMS INC
filed 1996-04-15
CIK 725282

================================================================================

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from _____________ to ______________

Commission File Number:  0-11551


                       EXECUTONE INFORMATION SYSTEMS, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Virginia                               86-0449210
   ---------------------------------------------       ------------------
   (State or other jurisdiction of incorporation        (I.R.S. Employer
               or organization                         Identification No.)

  478 Wheelers Farms Road, Milford, Connecticut                      06460
  ---------------------------------------------                   ----------
    (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (203)876-7600

Securities registered pursuant to Section 12(b) of the Act:


      Title of each class          Name of each exchange on which registered
      -------------------          -----------------------------------------
             N/A                                    None


           Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
         7 1/2% CONVERTIBLE SUBORDINATED DEBENTURES, DUE MARCH 15, 2011
         --------------------------------------------------------------
                                (Title of Class)

================================================================================

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X     No
                                      -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the common stock held by nonaffiliates of the registrant (assuming for this purpose that all executive officers and directors of the registrant are affiliates) as of March 29, 1996 was $126,170,570, based on the last sale price for the common stock on that date.

The number of shares outstanding of the registrant's only class of common stock, $.01 par value per share, as of March 29, 1996, was 51,960,163.


                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into the Part of this Form 10-K indicated below:

Part II - 1995 Annual Report to Shareholders
Part III- Proxy Statement for 1996 Annual Meeting of Shareholders scheduled to be held June 27, 1996.

                                TABLE OF CONTENTS



Item
- ----
                                                                           Page
                                                                           ----

PART I

1.      Business                                                              1
2.      Properties                                                           14
3.      Legal Proceedings                                                    14
4.      Submission of Matters to a Vote of Security Holders                  15
        Executive Officers of the Registrant                                 16



PART II

5.      Market for Registrant's Common Equity and Related
        Stockholder Matters                                                  19
6.      Selected Financial Data                                              19
7.      Management's Discussion and Analysis of Financial Condition          19
        and Results of Operations
8.      Financial Statements and Supplementary Data                          19
9.      Changes in and Disagreements with Accountants on                     19
        Accounting and Financial Disclosure



PART III

10.     Directors and Executive Officers of the Registrant                   19
11.     Executive Compensation                                               19
12.     Security Ownership of Certain Beneficial Owners and Management       20
13.     Certain Relationships and Related Transactions                       20



PART IV

14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K      20

                                     PART I

ITEM 1. BUSINESS

General

        EXECUTONE Information Systems, Inc. ("EXECUTONE" or the "Company") designs, manufactures, sells, installs and supports voice processing systems and healthcare communications systems. EXECUTONE also provides cost-effective long-distance telephone service through its INFOSTAR'r'/LD+ program. Products are sold under the EXECUTONE`r', INFOSTAR'r', IDS`tm', LIFESAVER`tm' and INFOSTAR/ILS`tm' brand names through a worldwide network of direct sales and service offices and independent distributors.

        EXECUTONE's executive offices are located at 478 Wheelers Farms Road, Milford, Connecticut 06460, telephone (203) 876-7600. The Common Stock of EXECUTONE is traded on the NASDAQ National Market System under the symbol "XTON", and its Convertible Subordinated Debentures due 2011 trade on the NASDAQ system under the symbol "XTONG".


Recent Developments

On April 10, 1996, the Company entered into an agreement to sell the Company's direct sales and service organization, including its network services division, to a new acquisition company led by Bain Capital, Inc. and including Triumph Capital Group (the "Buyer"). The purchase price will consist of $61.5 million in cash, a $5.9 million junior subordinated note due July 1, 2004, with interest at 7.5% per year, and warrants to purchase 8% of the equity issued as of the closing in the new company. The sale is expected to close on May 31, 1996, subject to the Buyer's financing and other conditions.

The purchase and sale agreement also provides that the Company and the Buyer will enter into a five-year exclusive distributor agreement pursuant to which the Buyer will sell and service EXECUTONE'r' and INFOSTAR'r' telephone products to business and commercial locations that require up to 400 telephones.

The sale will include the Company's National Service Center. The sale does not include the Pittsburgh direct sales and service office, which the Company has separately agreed to sell to one of its existing independent distributors for approximately $1.3 million in cash and notes. The sale also does not include any of the healthcare communications division, the call center management division, the videoconferencing division, the National Accounts or Federal Systems marketing groups or the recently acquired Unistar business.

On April 10, 1996, the Company also announced that it had given notice of its intention to terminate its distribution agreement with GPT Video Systems due to failures by GPT to deliver properly functioning videoconferencing products on a timely basis. The Company has not yet finalized its plans for its videoconferencing division.

On December 19, 1995, the Company acquired 100% of the common stock of Unistar Gaming Corp., a Delaware corporation ("Unistar"). Unistar, through its subsidiary Unistar Entertainment, Inc., has an exclusive five-year contract to design, develop, finance, and manage the National Indian Lottery (the "NIL" or "Lottery"). The NIL will be a national telephone lottery authorized by federal law and by a compact between the State of Idaho and the Coeur d'Alene Indian Tribe of Idaho ("Coeur d'Alene Tribe"). In return for providing these management services, Unistar will be paid a fee equal to 30% of the profits of the NIL.

The Registrant acquired 100% of Unistar for 3.7 million shares of Common Stock, 250,000 shares of Cumulative Convertible Preferred Stock, Series A ("Series A Preferred Stock") and 100,000 shares of Cumulative Contingently Convertible Preferred Stock, Series B ("Series B Preferred Stock").

The Series A Preferred Stock has voting rights equal to one share of Common Stock and will earn dividends equal to 18.5% of the consolidated Retained Earnings of Unistar as of the end of a fiscal period, less any dividends paid to the holders of the Series A Preferred Stock prior to such date. The Series B Preferred Stock has voting rights equal to one share of Common Stock and will earn dividends equal to 31.5% of the consolidated Retained Earnings of Unistar as of the end of a fiscal period, less any dividends paid to the holders of the Series B Preferred Stock prior to such date. All dividends on Preferred Stock are payable (I) when and as declared by the Board of Directors, (ii) upon conversion or redemption of the Series A and Series B Preferred Stock or (iii) upon liquidation. The Series A and Series B Preferred Stock is redeemable for a total of 13.3 million shares of Common Stock (Series A Preferred Stock for 4.925 million shares and Series B Preferred Stock for 8.375 million shares) at the Company's option. The Series A Preferred Stock is convertible for up to 4.925 million shares of Common Stock and the Series B Preferred Stock is contingently convertible for up to 8.375 million shares of Common Stock (a total of an additional 13.3 million shares of Common Stock) if Unistar meets certain revenue and profit parameters. Shareholder approval is required before any of the Series B Preferred Stock can be converted or redeemed. The Company intends to submit the terms of the Series B Preferred Stock to its shareholders for approval at the 1996 Annual Meeting.

The telephone operations of the NIL cannot begin until the resolution of a pending legal proceeding. Certain states have attempted to block the NIL by filing Section 1084 letters preventing long-distance carriers from providing telephone service to the NIL. The Coeur d'Alene Tribe has initiated legal action to argue that the Lottery is authorized by the Indian Gaming Regulatory Act ("IGRA") passed in 1988, that IGRA preempts state and federal statutes, and that the states lack authority to issue the Section 1084 notification letters to any carrier. On February 28, 1996, the Coeur d'Alene tribal court ruled that all requirements of IGRA have been satisfied, that the Section 1084 letters are invalid, and that the long distance carrier is obligated to provide telephone service for the NIL. Although the ruling is likely to be appealed to the tribal supreme court and ultimately to U.S. Federal District Court, the Company believes the initial ruling and the Coeur d'Alene Tribe's position will be upheld.

In July 1995,  the Company  reorganized  its core business into five  divisions:
Computer Telephony, Healthcare Communication Systems, Call Center

Management, Videoconferencing Products, and Network Services. The business of Executone, Inc. acquired by the Company in 1988 was a telephone equipment business that focused its direct selling effort on office sites with fewer than 20 phones, with an emphasis on selling additional hardware to generate revenues in the form of moves, adds and changes ("MAC") and service, mainly on a time and material basis. The average system size in the customer base at that time was in the 8-10 phone range. It was originally expected in 1988 that the MAC and service revenues generated by the customer base would be increasingly profitable as the base of customers grew. Since 1988, the Company has expanded its product line to the high-end user, with larger customers and more sophisticated products to serve customers' total communications needs. The strategy the Company is now pursuing is to focus on software solutions versus the hardware orientation of the business purchased in the 1988 acquisition. With the IDS platform, which was developed after the acquisition, the Company's product lines now provide sophisticated software applications, including integrated voice mail, call center applications (ACD, IVR's and predictive dialers), infrared locator systems, nurse call systems and computer telephony interfaces that drive its telephony products.

        The development in the nature and complexity of our product lines has changed the way the Company has to market its products. Unlike many companies in its industry that focus on one particular product to one market, the Company provides multiple products and applications to its particular market niche. This requires the Company to have expertise in each particular market segment in which it competes because the Company's competitors are primarily one-product companies or divisions who are experts in their particular market niche. Therefore, the Company consolidated the sales, marketing and product development functions for each market segment under a divisional management structure, headed by a division president. The sales force has been restructured such that each sales person is assigned to a specific division and will sell only within that division's market segment. The specialization of the sales force included the addition of sales representatives with the necessary product and market expertise, as well as substantial retraining for the remaining sales representatives.


Business Strategy

        EXECUTONE is a vertically integrated voice processing and healthcare communications company. The Company controls the major elements of its business, ranging from product design, manufacturing and marketing to distribution, installation, service and support. Revenues are derived from both from new installations and from the Company's existing customer base through additions, changes, upgrades or relocation of previously installed systems, maintenance contracts, service charges and sales of network services. The Company's products and services are marketed and sold through a worldwide network of Company direct sales and service offices and independent distributors. The Company is organized into five divisions focusing on different products and market segments: computer telephony, healthcare communication systems, call center management, videoconferencing products, and network (voice, data and video) services.

        The objective of the computer telephony division is to offer value-added products and services. The Company's integrated digital telephone systems emphasize flexible software applications, such as data switching and computer telephone interface, designed to enhance the customer's ability to communicate, obtain and manage information. The Company's telephone systems provide the platform for its other voice processing software applications, such as automatic call distribution.


        The healthcare communications systems division provides to its healthcare facility customers integration of voice and data between nurse and patient communication systems and hospital information systems, resulting in increased flexibility and efficiency in hospital operations, and improved patient care. EXECUTONE has been a recognized name in this market for many years with its LIFESAVER'tm' and CARE/COM'r'II-E nurse call systems. The Company is also creating software applications specific to hospital and nursing homes to help resolve other labor intensive tasks.

        The healthcare communications division also markets the INFOSTAR/ILS`tm' locator system, released in early 1994. The INFOSTAR/ILS system can improve productivity, save time and expense for users and eliminate overhead paging by instantly locating staff and equipment in a facility. Each person or piece of equipment wears an individually coded badge that transmits infrared signals to sensors placed throughout the facility, which forward the location information to a central processing unit. The location data can be accessed on local display stations. The ILS'tm' system can be integrated with the Company's telephone systems and the LIFESAVER'tm' nurse call system to provide additional productivity improvements for hospital environments. The ILS system is also marketed by the computer telephony division for office environments.

        The call center management division develops and sells sophisticated telephony products that integrate a computerized digital telephone system platform with high-volume inbound, outbound and internal call processing systems. Such systems include automatic call distribution systems, predictive dialing systems, scripting software to assist agents handling calls, and interactive voice response systems. Certain of these systems also provide data interface with host or mainframe computers. These systems are sold to call center customers that have a need for systems to efficiently and cost-effectively receive or place their customer or prospect calls, distribute those calls to available live operators, obtain information from callers, record and distribute messages from callers, and produce management reports on call activity.

        The videoconferencing division is the exclusive distributor of products of GPT Video Systems ("GPT") in the United States. The division also provides videoconferencing network services such as multipoint conferencing, network bridging and network design to its videoconferencing customers.

        The network services division offers cost-effective voice, data and video long-distance service, least-cost routing, network design and network support services, enabling customers to make more efficient and cost-effective use of their telecommunications systems. Services are sold primarily to telephony customers in the United States.

        In 1995, the Company acquired Unistar. Unistar, through its subsidiary Unistar Entertainment, Inc., has an exclusive five-year contract with the Coeur d'Alene Tribe of Idaho to design, develop, finance, and manage the National Indian Lottery (the "NIL" or the "Lottery"). The NIL will be a national telephone lottery authorized by the federal Indian Gaming Regulatory Act ("IGRA") and a compact between the State of Idaho and the Coeur d'Alene Tribe. In return for providing these management services to the NIL, Unistar will be paid a fee equal to 30% of the profits of the NIL. Through Unistar, the Company will provide development and management of the network design and call center applications for the Lottery's operations. It is anticipated that calls to purchase lottery tickets will be made via 800 number lines and processed by interactive voice response systems, as well as live agents located on the Coeur d'Alene Reservation using ACD software to manage a high volume of calls. The Lottery will require an extensive telephone network to handle the anticipated call volume.

        The telephone operations of the NIL cannot begin until resolution of a pending legal proceeding. See "Legal Proceedings."

Computer Telephony Products

        The Company offers a complete line of applications-oriented computer telephony systems, ranging from those satisfying the basic voice communications needs of small businesses to those capable of meeting the complex voice and data communications demands of much larger business locations that need fully featured telecommunications systems. The Company markets the IDS'tm' Integrated Digital System, along with an expanding line of software applications and features operating on that platform. The Company's largest telephone platform is the IDS'tm'/System 648 digital system, which can accommodate up to 648 nonblocking voice ports and 648 nonblocking data ports. The Company believes its installed telephone equipment base exceeds 3 million desktops.

        In 1996, the Company introduced its TAPI telephone, designed to support any desktop application using the TAPI standard for computer-telephone integration, in order to speed inbound and outbound call handling and increase productivity. The TAPI telephone can eliminate time spent searching for telephone numbers, looking up PBX feature codes, misdialing or searching for information to handle a call.

        The Company's telephone systems are characterized by flexible software and a hardware design that makes them readily adaptable to evolving technology and customer requirements. The Company attributes the market acceptance of its systems to cost-effective design and to the sophistication of its software options. The software in each system provides such features as automatic dialing, add-on conferencing, call forwarding, last number redialing, message waiting, paging capability, internal diagnostic routines and other commonly used communications features. The Company's systems also include an integrated automated attendant feature to answer and transfer calls quickly and efficiently without operator intervention, and a video display terminal and management reports that permit the monitoring of calls and improve the efficiency of directing calls to the appropriate extensions. The Company's telephone systems also support sophisticated applications such as voice mail and call center products as well as the Company's locator system.

        The Company also offers a voice mail system that can be integrated with the IDS`tm' telephone systems and with telephone systems manufactured by others. The voice message or voice mail system receives, records, stores, distributes, transfers and replays messages from both external and internal callers and can supplement other call center systems.

        The Company develops its application-specific software options using high-level programming languages to facilitate further enhancements and portability. EXECUTONE's software includes remote capabilities built into certain systems that enable the Company to customize and update selected features continuously, which increases the value of such systems and lengthens their useful lives. Certain of the Company's systems are capable of having service diagnostics, updates and modifications performed on a remote basis. The ability to provide such off-site servicing increases the efficiency of customer support and service.


Healthcare Communication Products

        The  Company  develops,  manufactures,  markets  and  services a line of specialized internal communications systems that are used primarily in the healthcare industry. These internal communications systems are microprocessor-based patient-to-nurse communication systems, intercoms, paging and sound equipment, and room status indicators.

        The Company's LIFESAVER'tm' nurse call system is an advanced system integrating voice and data communication between nurse and patient and providing enhanced self-diagnostics. The LIFESAVER'tm' system is a state-of-the-art communications network that provides routine and emergency signaling, voice communications and data transmission. The nurse console offers menu-driven functions and step-by-step user prompts. The system is highly flexible, offering many programmable features that allow customization of its operations to the hospital's needs. A single system can serve more than 300 patient beds (150 rooms) and up to eight nurse control stations, and up to eight systems can be networked for centralized operation.

        The CARE/COM'r' II-E nurse call system represents the first step in EXECUTONE's plan to bring the benefits of a totally integrated communications system to the healthcare market on the Company's IDS digital platform. The CARE/COM'r' II-E system provides patient-to-staff and staff-to-staff voice communication on an automatic three-level call priority basis. This new system can currently support 72 patient stations per system, with the ability to integrate three systems together and support 216 patient stations. A three-line LCD display Nurse Control Station allows simple call processing and system operation. The system is highly flexible to meet the individually defined needs of today's hospitals and long-term care facilities.

        The LIFESAVER'tm' nurse call system integrates with the Company's locator system.

        The Healthcare Division also markets the INFOSTAR'r'/PRS patient reporting system, an automated voice storage system that allows the efficient transfer of patient information between nurses. Patient reports are password-protected for confidentiality and admission, discharge and transfer information are also supported. The system uses standard telephone instruments and provides full voice messaging capability. The INFOSTAR'r'/PRS system reduces report time, provides continuity at shift changes, and improves report quality.

        In 1995, the Healthcare Division began marketing the Communicator system manufactured by Dialogic Communications Corporation, in which the Company has an equity investment. The Communicator product is a P.C.-based, automated callout system that rapidly locates personnel to fulfill routine or emergency staffing needs, searching multiple locations until responses are sufficient to satisfy the staffing need. The system also provides real-time management reports of employee eligibility, availability, and responses. Using the Communicator system, hospitals can improve staffing efficiency, avoid miscommunication, and enhance productivity.

Locator Systems

        The Company's INFOSTAR/ILS'tm' locator system is an integrated system using infrared transmitter badges to communicate location data to sensors installed throughout a facility. The badges transmit regularly at user-programmed intervals and can be worn by staff personnel or attached to equipment. The location data is collected by the sensors and forwarded to a central processing unit that organizes the data so it can be accessed at one or more display stations. The display of staff and equipment location information can be in the form of a list or in the form of a map of the facility using icons. The display can be filtered to show only particular staff members, groups of personnel, particular pieces of equipment or groups of equipment. The system can be integrated with either the IDS telephone systems, allowing the activation of features and display of information on the telephone set, or the Company's nurse call systems, allowing the activation of features and display of information at the nurse control station and patient stations. The INFOSTAR/VLS'tm' version of this product allows outside callers to locate personnel within a facility, find out who the person is with, complete the call, or leave a voice message. The ILS and VLS systems can also be integrated to other manufacturers' PBXs. Nortel has now made ILS available to its dealer network for sale by its dealers in conjunction with Nortel PBXs.


Call Center Management Products

        The Company's call center management products consist of the following systems, which can be integrated with the Company's computer telephone systems and with each other to provide large-volume inbound, outbound and internal call management. Computer-telephone integration ("CTI") technology integrates the IDS'tm' call processing function with information in a customer's computer database. Primarily used by large incoming call centers to automatically identify incoming callers and by outbound centers to contact and provide records of contacts, CTI limits the amount of time that an agent spends contacting or identifying the caller, thereby providing better customer service, reducing the number of required agents and reducing telephone line and transmission expense.

         Predictive Dialers and Scripting Products - The INFOSTAR'r'/Predictive Dialer is an automated call system designed to boost productivity in outbound call centers. The system integrates telephone, data collection and transaction processing functions for those customers who require high volume contact by telephone to transact business, such as sales, credit and collections, blood banks and fund-raising. Working with the host computer and the IDS'tm' telephone system platform, the dialer automatically dials telephone numbers pulled from the host computer database and detects "live" calls. Available representatives receive these calls and, through CTI, can view screen information about the customer from the database immediately after the customer answers the phone. The system predicts the availability of agents in order to reduce abandoned calls and increase agent productivity, and reduces agent contact with busy signals, no answers, wrong numbers and answering machines. Management reports provide instant and historical feedback on call distribution, list management, data input integrity and file maintenance. Scripting software allows the call center to create a script to guide its agents through various call scenarios and prompt the input of desired information.

        Automatic Call Distribution ("ACD") - ACD systems are designed to increase responsiveness to inbound callers and increase agent productivity. ACD systems provide the capability to distribute or route incoming calls to available agents based upon management's specifications, and allow the supervisor of the call processing group to monitor call traffic on-line via a computer terminal. The Company produces ACD software for call centers of up to 500 agents in multiple shifts (225 in any single shift), in five levels of sophistication, the highest of which is "Custom Plus ACD." Custom Plus ACD provides the capability to store and retrieve call data for a limited period, print out standard call traffic reports, customize reports to the needs of a specific application, monitor traffic with color screens and graphics, and greatly enhance the ability to store and retrieve historical call data.

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


Videoconferencing Systems and Services

        The Videoconferencing Division markets videoconferencing equipment in the United States and provides video network services including video networking, network design, multipoint conferencing, and video network bridging. The Company provides its videoconferencing customers with a "turnkey" solution including equipment installation, network services, maintenance and customer support.

Network Services

        The Company markets INFOSTAR'r'/LD+ long-distance telephone service to its customers. INFOSTAR'r'/LD+ provides a complete service to the Company's customers from the initial sale through billing and customer support. The
Company has contracted with major carriers including Sprint, Worldcom and Teleport Communications to carry the long-distance traffic for both voice and data on their networks. The Company has also signed agreements to provide alternative local access in select cities throughout the U.S. This program offers many features including six-second billing rates, accounting codes, international service, 800 service, "T-1" access and specialized management reporting.

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


Sales and Marketing

        Developing and maintaining a strong relationship with the end-user customer is the focus of the Company's marketing strategy. The Company's distribution network consists of (1) 70 Company-owned direct sales and service locations in the major markets in the United States; (2) domestic independent distributors with approximately 110 locations operating under exclusive and nonexclusive agreements throughout the United States and Canada; (3) a National Accounts Division that uses the sales, installation, service and support capabilities of EXECUTONE's distribution network to serve multiple offices and departments of companies; (4) a Federal Systems Division that uses the distribution network to serve offices of the U. S. Government and its agencies;
(5) vertical marketing organizations of the healthcare communications, call center, network and videoconferencing divisions; and (6) 20 independent distributors operating in sixteen other foreign countries.

        For those distributors that have exclusive distribution rights for specified products, retention of such rights is subject to satisfaction of established criteria for sales and service to customers on an ongoing basis. The divesting of or acquisition of customer bases to or from distributors in specific geographic territories may occur in the normal course of the Company's business.

        EXECUTONE's National Accounts Division provides uniformity in pricing, coordination, installation, billing and service for National Accounts Division customers such as Electronic Data Systems, Airborne Express, Paychex, Inc., W.
W. Grainger, Home Quarters Warehouse, Inc., Bridgestone/Firestone, Carlson Companies, Fidelity Investments and TCI Cable. The Division coordinates the sales, installation, service and support functions of direct and independent sales offices to serve the multiple offices and departments of large companies.

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

        Backlog consists primarily of products that have been ordered and that will be shipped or installed within 30 to 60 days of the order (other than call center and healthcare orders, which have a longer lead time), or systems the installation of which is not yet required by the customer. Backlog as of December 31, 1995, was $ 33,091,000 compared to $29,390,000 at December 31,
1994, and the Company expects virtually all of such backlog to be filled within the current fiscal year.


Customer Support and Service

        The Company operates a National Service Center that diagnoses system problems for many of the end-user customers of its direct sales and service offices, coordinates field service personnel and programs certain corrections remotely from a centralized location at its corporate headquarters. The National Service Center helps the Company in providing consistent customer service and support while improving the productivity of the Company's technicians. All service calls received from customers are controlled from initial diagnosis to ultimate disposition through an internally-developed and maintained proprietary software package. The National Service Center maintains detailed customer records and also markets and monitors certain products and services such as maintenance contracts. It is the primary point of contact for customer needs, questions or requests. Additionally, the National Service Center provides the Company with statistical data and reports regarding a product's performance, which can be used to make enhancements and improvements. This data is also available for each of the Company's locations and each of its technicians.

        EXECUTONE warrants parts and labor on its systems, typically for one year, and provides maintenance and service after warranty expiration either on a contract or time and materials basis. Most of the Company's products are repaired at its 56,000-square foot repair facility located in Poway, California.

Product Development and Engineering

        As of March 1, 1996, EXECUTONE employed over 100 individuals engaged in product design and development. The Company's product development program is designed to anticipate and respond to customer needs through development of new products and enhancement of existing products. During 1995, the Company's engineering efforts focused on applications-oriented software products, including new releases of voice messaging, call center and healthcare communications software. EXECUTONE continually strives to reduce production costs by incorporating new technology into its design and manufacturing
operations.   For  the  years  ended   December  31,  1995,   1994,   and  1993,
Company-sponsored product development and engineering expenditures (including product management and testing) amounted to approximately $14.7 million, $12.2 million, and $9.9 million, respectively.


Manufacturing

        Most of  EXECUTONE's  telephone  products  are  manufactured  by  Wong's
Electronics Company, Ltd. ("Wong's") in Hong Kong or China, by Quality Telecommunication Products, also referred to as Compania Dominicana de Telefonos ("Codetel"), in the Dominican Republic, and by the Company directly in Poway, California. Many of the printed circuit boards for the Company's products are manufactured, and many products are assembled into systems and system components, in the United States.

        The Company's Manufacturing Services Agreement with Wong's currently expires in February 1997 but is automatically extended each year for an additional one-year term unless either party gives notice of termination three months prior to expiration of the current term. The contract may be terminated earlier by either party in the event of a material breach by the other party.

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


Trademarks, Patents and Copyrights

        Management believes that the continued success of EXECUTONE is dependent upon the ability to design, develop and market new products and new or enhanced applications. The patentability of such new products or applications is evaluated and patent applications are filed where necessary to protect unique developments. The Company currently holds eight utility patents, expiring at various times between 2007 and 2012, has 13 U.S. patent applications pending, and seven patent applications pending in numerous foreign countries.

        The Company has registered or applied to register its trademarks when it believes registration to be important to its ongoing business operations. The Company also generally claims copyright protection for software, circuit designs, schematics and technical documentation used in connection with its products, and relies upon trade secret, contract and copyright laws to protect its proprietary rights in its software, designs and documentation.

        Certain of EXECUTONE's products incorporate technology and software licensed from independent third parties. Generally, these licenses require payment of a royalty for each system sold that incorporates the licensed technology or require that the Company purchase the product from the licensor.


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


Competition

        The market segments in which the Company offers its products and services are highly competitive. The under 300-desktop voice processing segment in the United States, the primary market for the Company's telephony division, is served by many domestic and foreign communications equipment manufacturers and distributors, including Lucent Technologies (the former equipment business of AT&T), Nortel (formerly named Northern Telecom), and the Regional Bell Operating Companies (the "RBOCs"), as well as numerous specialized software companies. The Company believes that it may be third in telephone system shipments to the under 300-desktop voice processing market, after AT&T/Lucent and Nortel, based on industry surveys of 1994 data. However, such information may not be sufficient to make an exact assessment of the Company's competitive position relative to its competitors. Similarly, the Company faces strong competition in network services, including AT&T, MCI, Sprint, and numerous long distance resellers. Although the Company can be competitive on price compared to several of these companies, many of EXECUTONE's competitors have substantially more capital, technology and marketing resources than the Company.

        Competition in the Company's market segments is expected to increase significantly with passage in February 1996 of the Telecommunications Act of 1996 (the "Act"). Under the Act, long-distance companies, cable companies and others will be permitted to compete with local telephone companies to offer local service. The RBOCs and other local telephone companies will be permitted to offer long-distance services if their local market meets certain criteria to measure the existence of local competition.

        The Company believes its call center division is in a good competitive position although to date it has not penetrated a significant portion of this market. The Company believes it is currently the only vendor that supplies inbound, outbound and administrative call processing integrated with a telephone system platform.

        The Company's principal competitors in healthcare communications are Hill-Rom Company, DuKane and Rauland-Borg. The Company believes it has a strong competitive position in nurse call and locator products.

        The   Company   believes   that   it   has   several    competitors   in
videoconferencing but is not yet able to estimate its competitive position relative to such competitors.

        The Company competes by offering a full array of integrated telecommunication products and services to its customers. The Company also competes on the basis of the quality of its products, its customer service, nationwide distribution and installation, and price.


Employees

        As of March 1, 1996, EXECUTONE employed approximately 2,400 persons, directly and through its subsidiaries. Approximately 5% of the employees of the Company and its subsidiaries are represented by unions, all of which are represented by the International Brotherhood of Electrical Workers. Management believes that the Company's relations with its employees are good.

ITEM 2. PROPERTIES

        EXECUTONE's principal offices are located in two leased buildings in Milford, Connecticut. The Company has sales offices, warehouses, manufacturing and distribution facilities throughout the United States. As of December 31, 1995, the Company utilized 73 facilities in the United States with an aggregate of approximately 792,000 square feet for its ongoing operations.

        The Company's facilities are occupied under lease agreements except for one facility. This Company-owned building is approximately 15,000 square feet, and is used for a direct sales and service office. The current annual rent for the Company's facilities is approximately $9.2 million. The Company has one facility totaling approximately 14,000 square feet of space that is no longer used in ongoing operations and is subleased.

        The Company believes its facilities are adequate and generally suitable for its business requirements at the present time and for the immediate future. The following is a brief description of the primary facilities of the Company.


Use                                 Location                    Approximate Size
- ---                                 --------                    ----------------
Corporate and Direct Sales          Milford, Connecticut        150,000 square feet
Headquarters; National Customer
Service Center; and Research,
Development and Engineering
Facility

Distribution, Production &          Poway, California           115,000 square feet
 Repair Center and Warehouse

Direct Sales and Service            Major cities across U.S.    496,000 square feet
Offices, including warehouses


ITEM 3. LEGAL PROCEEDINGS


        On October 16, 1995, the Coeur d 'Alene Tribe filed an action entitled Coeur d'Alene Tribe v. AT&T Corp. in the Tribal Court, located in Plummer, Idaho (Case No. C195-097), requesting a ruling that the NIL is legal under IGRA, that IGRA preempts state laws on the subject of Indian gaming, and the NIL cannot be blocked by state action, and an injunction preventing AT&T from refusing to provide telephone service to the NIL. This action was necessary because several network carriers have been sent Section 1084 letters under the Federal
Communications Act by states opposed to the NIL. These letters state that the NIL is illegal under state and federal laws and prohibit the carriers from carrying network traffic for the NIL. The telephone operations of the NIL cannot begin until resolution of this proceeding and agreement of a network carrier to carry the network traffic of the NIL. On February 28, 1996, the Tribal Court ruled that all requirements of IGRA have been satisfied, that the Section 1084 letters are invalid, and that AT&T is obligated to provide telephone service for the NIL. Although AT&T has stated that it will appeal the ruling to the tribal supreme court and ultimately to U.S. federal court, the Company believes the initial ruling and the Coeur d'Alene Tribe's position will be upheld. However, this litigation, as well as other litigation which could be brought by states opposed to the NIL, could delay commencement of operations, and it is impossible at this time to predict when the NIL will commence operations. The Company does not believe the outcome of this litigation will have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

        The Company currently is a named defendant in a number of lawsuits and is a party to a number of other proceedings that have arisen in the normal course of its business. Those lawsuits and proceedings relate primarily to the collection of indebtedness owed to the Company, the performance of products sold by the Company, and various contract disputes. In the opinion of the Company, these proceedings are not expected to have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company and, to the extent they are not covered by insurance, reserves adequate to satisfy such liabilities have been established.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS

        No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year covered by this report.

                      EXECUTIVE OFFICERS OF THE REGISTRANT


        The executive officers of the Company are as follows:


Name                  Age  Position With Company
- ----                  ---  ---------------------
Alan Kessman          49   Chairman of the Board, President and Chief Executive Officer

Stanley M. Blau       58   Vice Chairman of the Board

Michael W. Yacenda    44   Executive Vice President

Barbara C. Anderson   44   Vice President, General Counsel and Secretary

James E. Cooke III    47   Vice President, National Accounts

Anthony R. Guarascio  42   Vice President, Finance and Chief Financial Officer

Israel J. Hersh       42   Vice President, Software Engineering

Elizabeth Hinds       54   Vice President, Human Resources

Robert W. Hopwood     52   Vice President, Customer Care

Andrew Kontomerkos    50   Senior Vice President, Hardware Engineering and Production

David E. Lee          49   Vice President, Business Development

John T. O'Kane        66   Vice President, MIS

Frank J. Rotatori     53   Vice President, Healthcare Sales

Shlomo Shur           46   Senior Vice President, Advanced Technology


        Alan Kessman has served as Chairman and Chief Executive Officer of the Company since 1988. Prior to that, he had served as President and Chief Executive Officer of ISOETEC Communications, Inc., a predecessor of the Company ("ISOETEC"), since 1983. From 1978 to 1983, Mr. Kessman served as President of three operating subsidiaries of Rolm Corporation, and from 1981 to 1983, he served as a Corporate Vice President of Rolm Corporation, responsible for sales and service in the eastern United States.

        Stanley M. Blau has served as Vice Chairman of EXECUTONE since 1988. Prior thereto, from June 1987 to July 1988, Mr. Blau was the President and Chief Executive Officer of Vodavi Technology Corporation, a predecessor of the Company ("Vodavi"). Mr. Blau was formerly the President and Chairman of the Board of Consolidated Communications, Inc., a telecommunications products supply company he founded in 1973.

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

        Barbara C. Anderson has been Vice President, General Counsel and Secretary since 1990. From 1985 to 1989, she was Corporate Counsel of United States Surgical Corporation, a manufacturer of medical devices.

        James E. Cooke III has served as Vice President, National Accounts since February 1995. Prior to that time, from 1992 until 1995, Mr. Cooke served as Division Manager of Operations for the Company, and from 1988 through 1991, Mr. Cooke was a District Manager for the Company. From 1985 until 1988, Mr. Cooke was the President of an interconnect company, and from 1981 to 1985, he was a General Manager and a Regional Manager of the Jarvis Corporation. For eight years prior to that time, he worked at Xerox Corporation in various sales and management positions.

        Anthony R. Guarascio has been Vice President, Finance and Chief Financial Officer since January 1994, and prior thereto was Vice President and Corporate Controller since January 1990. From 1984 until 1990, Mr. Guarascio was the Corporate Controller of the Company and ISOETEC.

        Israel J. Hersh has been Vice President, Software Engineering since February 1995. Mr. Hersh joined the Company as Director of Software Development in 1984, and was promoted to Senior Director of Software Engineering in January 1994. Prior to his employment with the Company, Mr. Hersh was a manager of the software development department for T-Bar, Inc. Mr. Hersh has a B.S. in Electrical Engineering from Tel Aviv University and a MS in Electrical Engineering from Bridgeport University.

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

        Frank J. Rotatori has been Vice President, Healthcare Sales since February 1995. Prior thereto he was Vice President, European Operations since February 1994, and prior thereto was Director of Call Center Management Products during 1992 and 1993, Vice President-Direct Sales from 1990 through 1991 and Vice President-Customer Service of the Company from 1988 to 1990. Mr. Rotatori joined ISOETEC in 1986 as a regional manager. From 1982 to 1986, he served as General Manager and Eastern Regional Manager for Rolm Corporation. For 13 years prior to that time, he worked at Xerox Corporation in various manufacturing, accounting, sales and service management positions.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS


        Incorporated by reference to "Stock Data" in the Registrant's 1995 Annual Report to Shareholders.


ITEM 6. SELECTED FINANCIAL DATA

        Incorporated   by  reference  to  "Selected   Financial   Data"  in  the
Registrant's 1995 Annual Report to Shareholders.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Incorporated by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1995 Annual Report to Shareholders.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Financial Statements are incorporated by reference to the Financial Statements in the Registrant's 1995 Annual Report to Shareholders. The Schedule appears at pages S-1 through S-2 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        See Part I for information regarding executive officers. Additional required information is incorporated by reference to the Registrant's Proxy Statement for the 1996 Annual Meeting of Shareholders scheduled to be held on July 30, 1996.


ITEM 11. EXECUTIVE COMPENSATION

        Incorporated by reference to the Registrant's Proxy Statement for the 1996 Annual Meeting of Shareholders scheduled to be held on July 30, 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

        Incorporated by reference to the Registrant's Proxy Statement for the 1996 Annual Meeting of Shareholders scheduled to be held on July 30, 1996.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Incorporated by reference to the Registrant's Proxy Statement for the 1996 Annual Meeting of Shareholders scheduled to be held on July 30, 1996.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K

        (a)(1), (a)(2) and (d). The financial statements required by this item and incorporated herein by reference are as follows:

        Report of Independent Public Accountants

        Consolidated Balance Sheets - December 31, 1995 and 1994

        Consolidated Statements of Operations - Years ended December 31, 1995, 1994 and 1993

        Consolidated Statements of Changes in Stockholders' Equity Three years ended December 31, 1995

        Consolidated Statements of Cash Flows - Years ended December 31, 1995, 1994 and 1993

        Notes to Consolidated Financial Statements

        The schedules to consolidated financial statements required by this item and included in this report are as follows:

        Report of Independent Public Accountants on Schedule

        Schedule II - Valuation and Qualifying Accounts

        (a)(3) and (c). The exhibits required by this item and included in this report or incorporated herein by reference are as follows:


Exhibit No.
- -----------

2-1 Agreement and Plan of Merger by and among EXECUTONE Information Systems, Inc., Executone Newco, Inc., and Unistar Gaming Corp., dated as of December 19, 1995. Incorporated by reference to the Registrant's Current Report on Form 8-K dated January 3, 1996.

2-2 Asset Purchase Agreement among V Technology Acquisition Corporation, EXECUTONE Information Systems, Inc. and Vodavi, Inc. dated November 5, 1993, and Amendment dated February 18, 1994. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

3-1 Articles of Incorporation, as amended through December 18, 1995 (restated for electronic filing). Filed herewith.

3-2 Articles of Amendment dated and filed December 19, 1995, amending the Company's Articles of Incorporation. Incorporated by reference to the Registrant's Current Report on Form 8-K dated January 3, 1996.

3-3 Bylaws, as amended. Incorporated by reference to the Registrant's Registration Statement on Form S-3 (File No. 33-62257) filed August 30, 1995.

4-1 Second Amended and Restated Loan and Security Agreement dated as of August 30, 1994 and First Amendment thereto dated January 1, 1995, between EXECUTONE Information Systems, Inc., Continental Bank N.A. and the other Lenders named therein. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

4-2 Loan Agreement dated as of August 30, 1994, between EXECUTONE Information Systems, Inc., certain employees thereof, and the Lenders named therein. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

4-3 First Amendment dated January 1, 1995, Second Amendment dated September 29, 1995, and Third Amendment dated December 29, 1995, to the Second Amended and Restated Loan and Security Agreement by and among EXECUTONE Information Systems, Inc., the Financial Institutions Listed on the Signature Page Thereof, and Bank of America Illinois. Filed herewith.

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

4-11      First Supplemental Indenture dated August 4, 1989 with United States

          Trust Company of New York relating to 7 1/2% Convertible Subordinated Debentures due March 15, 2011. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989.

4-12 Specimen Certificate representing 7 1/2% Convertible Subordinated Debentures. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989.

10-1 1984 Employee Stock Purchase Plan of EXECUTONE Information Systems, Inc. Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 33-23294) declared effective by the Commission on August 23, 1988.

10-2 1986 Stock Option Plan of EXECUTONE Information Systems, Inc. Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 33-23294) declared effective by the Commission on August 23, 1988.

10-3 1984 Stock Option Plan of EXECUTONE Information Systems, Inc. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, as amended by Form 8 filed on August 20, 1991.

10-4 401(k) Savings Plan of Vodavi Technology Corporation dated December 27, 1985. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989.

10-5 Stock Option Bonus Credit Plan of EXECUTONE Information Systems, Inc. dated December 31, 1988. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989.

10-6 1990 Directors' Stock Option Plan. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, as amended by Form 8 filed on August 20, 1991.

10-7 1994 Executive Stock Incentive Plan. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

10-9 Volume Purchase Agreement dated January 31, 1992, between U. S. Sprint Communications Company Limited Partnership and EXECUTONE Information Systems, Inc. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, as amended by Form 8 filed on June 12, 1992.

10-10 Amendments dated as of April 1, 1995, and 1993 to Volume Purchase Agreement dated January 31, 1992, between U. S. Sprint Communications Company Limited Partnership and

          EXECUTONE Information Systems, Inc.  Filed herewith.

10-12 Warrant to Purchase 143,181 shares of Common Stock of the Registrant in favor of Continental Bank N. A. (now Bank of America Illinois) dated December 28, 1990. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, as amended by Form 8 filed on August 20, 1991.

10-13 Warrant to Purchase 50,000 shares of Common Stock of the Registrant in favor of Continental Bank N. A. (now Bank of America Illinois) dated December 28, 1990. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, as amended by Form 8 filed on August 20, 1991.


10-16     Manufacturing Services Agreement dated as of January 10, 1995, between
          EXECUTONE   Information  Systems,  Inc.  and  Compania  Dominicana  de
          Telefonos, C por A (Codetel). Filed herewith.

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

10-21 Management Agreement for the National Indian Lottery dated January 16,1995. Filed herewith.

11        Statement regarding computation of per share earnings. Filed herewith.

13 1995 Annual Report to Shareholders of EXECUTONE Information Systems, Inc. Filed herewith.

21        Subsidiaries of EXECUTONE Information Systems, Inc. Filed herewith.

23        Consent of Arthur Andersen LLP.  Filed herewith.

27        Financial Data Schedule.  Filed herewith.


Undertakings

        For the purposes of complying with the rules governing Form S-8 under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on the following Form S-8 filings:

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

Reports on Form 8-K

        The Registrant filed no reports on Form 8-K during the quarter ended December 31, 1995.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                      EXECUTONE Information Systems, Inc.

                      By:        /s/ Alan  Kessman
                         -----------------------------------------------
                             Alan Kessman, Chairman, President
                              and Chief Executive Officer

April 12, 1996
Milford, Connecticut


        Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


April 12, 1996        /s/ Alan Kessman
                      --------------------------------------
                      Alan Kessman Chairman, President
                      and Chief Executive Officer
                      (Principal Executive Officer)

April 12, 1996        /s/ Stanley M. Blau
                      --------------------------------------
                      Stanley M. Blau
                      Vice Chairman of the Board of Directors


April 12, 1996        /s/ Anthony R.Guarascio
                      --------------------------------------
                      Anthony R. Guarascio
                      Vice President-Finance and Chief Financial Officer
                      (Principal Financial and Accounting Officer)


April 12, 1996        /s/ Thurston R. Moore
                      --------------------------------------
                      Thurston R. Moore
                      Director


April 12, 1996        /s/ Richard S. Rosenbloom
                      --------------------------------------
                      Richard S. Rosenbloom
                      Director


April 12, 1996        /s/ Jerry M. Seslowe
                      --------------------------------------
                      Jerry M. Seslowe
                      Director


April 12, 1996
                      --------------------------------------
                      William R. Smart
                      Director

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Stockholders of
EXECUTONE Information Systems, Inc.:



We have audited in accordance with generally accepted auditing standards, the financial statements included in EXECUTONE Information Systems, Inc. and subsidiaries' annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 26, 1996 (except with respect to the matter discussed in Note N, as to which the date is April 10, 1996). Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP



Stamford, Connecticut
January 26, 1996

                                                                     SCHEDULE II

                                     VALUATION AND QUALIFYING ACCOUNTS
                                           (Amounts in Thousands)



                                                                                Additions                   Deductions
                                                                ---------------------------------------     -----------
                                                                                 Charged                        Net
                                                                Balance at     (Credited)    (Credited)     Writeoffs of  Balance at
                                                                Beginning     to Costs and    to  Other    Uncollectible    End of
           Description                                          of Period       Expenses      Accounts        Accounts     Period
           -----------                                          ---------      -----------    ---------    -------------- ----------
Year ended December 31, 1995
    Deducted from asset accounts:
        Allowance for doubtful accounts                           $ 1,335       $ 1,872           --          ($1,492)       $ 1,715
        Allowance for uncollectible
            notes receivable                                          691          (432)          --             --              259

Year ended December 31, 1994
    Deducted from asset accounts:
        Allowance for doubtful accounts                             1,017         1,381           --           (1,063)         1,335
        Allowance for uncollectible
            notes receivable                                        1,084          (393)          --             --              691

Year ended December 31, 1993 *
    Deducted from asset accounts:
        Allowance for doubtful accounts                             1,046         1,285           --           (1,314)         1,017
        Allowance for uncollectible
            notes receivable                                        1,604          (440)           (80)          --            1,084


 * Restated to reflect the disposition of the VCS Division, which was sold as of March 1994.

                       EXECUTONE INFORMATION SYSTEMS, INC.
              EXHIBITS TO 1995 ANNUAL REPORT ON FORM 10-K


Exhibit No.
- -----------

2-1 Agreement and Plan of Merger by and among EXECUTONE Information Systems, Inc., Executone Newco, Inc., and Unistar Gaming Corp., dated as of December 19, 1995. Incorporated by reference to the Registrant's Current Report on Form 8-K dated January 3, 1996.

2-2 Asset Purchase Agreement among V Technology Acquisition Corporation, EXECUTONE Information Systems, Inc. and Vodavi, Inc. dated November 5, 1993, and Amendment dated February 18, 1994. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

3-1       Articles  of  Incorporation,   as  amended  through  December  18,1995
          (restated for electronic filing). Filed herewith.

3-2 Articles of Amendment dated and filed December 19, 1995, amending the Company's Articles of Incorporation. Incorporated by reference to the Registrant's Current Report on Form 8-K dated January 3, 1996.

3-3 Bylaws, as amended. Incorporated by reference to the Registrant's Registration Statement on Form S-3 (File No. 33-62257) filed August 30, 1995.

4-1 Second Amended and Restated Loan and Security Agreement dated as of August 30, 1994 and First Amendment thereto dated January 1, 1995, between EXECUTONE Information Systems, Inc., Continental Bank N.A. and the other Lenders named therein. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

4-2 Loan Agreement dated as of August 30, 1994, between EXECUTONE Information Systems, Inc., certain employees thereof, and the Lenders named therein. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

4-3 First Amendment dated January 1, 1995, Second Amendment dated September 29, 1995, and Third Amendment dated December 29, 1995, to the Second Amended and Restated Loan and Security Agreement by and among EXECUTONE Information Systems, Inc., the Financial Institutions Listed on the Signature Page Thereof, and Bank of America Illinois. Filed herewith.

4-10 Indenture dated March 1, 1986 with United States Trust Company of New York relating to 7 1/2% Convertible Subordinated Debentures of Vodavi Technology Corporation due March 15, 2011. Incorporated by reference to Vodavi Technology Corporation's Registration Statement on Form S-1 (as amended) (Registration No. 33-3827) filed on March

          9, 1986 and amended April 1, 1986.

4-11 First Supplemental Indenture dated August 4, 1989 with United States Trust Company of New York relating to 7 1/2% Convertible Subordinated Debentures due March 15, 2011. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989.

4-12 Specimen Certificate representing 7 1/2% Convertible Subordinated Debentures. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989.

10-1 1984 Employee Stock Purchase Plan of EXECUTONE Information Systems, Inc. Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 33-23294) declared effective by the Commission on August 23, 1988.

10-2 1986 Stock Option Plan of EXECUTONE Information Systems, Inc. Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 33-23294) declared effective by the Commission on August 23, 1988.

10-3 1984 Stock Option Plan of EXECUTONE Information Systems, Inc. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, as amended by Form 8 filed on August 20, 1991.

10-4 401(k) Savings Plan of Vodavi Technology Corporation dated December 27, 1985. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989.

10-5 Stock Option Bonus Credit Plan of EXECUTONE Information Systems, Inc. dated December 31, 1988. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989.

10-6 1990 Directors' Stock Option Plan. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, as amended by Form 8 filed on August 20, 1991.

10-7 1994 Executive Stock Incentive Plan. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

10-9 Volume Purchase Agreement dated January 31, 1992, between U. S. Sprint Communications Company Limited Partnership and EXECUTONE Information Systems, Inc. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, as amended by Form 8 filed on June 12, 1992.

10-10 Amendments dated as of April 1, 1995, and 1993 to Volume Purchase Agreement dated January 31, 1992, between U. S. Sprint Communications Company Limited Partnership and EXECUTONE Information Systems, Inc. Filed herewith.

10-12 Warrant to Purchase 143,181 shares of Common Stock of the Registrant in favor of Continental Bank N. A. (now Bank of America Illinois) dated December 28, 1990. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, as amended by Form 8 filed on August 20, 1991.

10-13 Warrant to Purchase 50,000 shares of Common Stock of the Registrant in favor of Continental Bank N. A. (now Bank of America Illinois) dated December 28, 1990. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, as amended by Form 8 filed on August 20, 1991.

10-16     Manufacturing Services Agreement dated as of January 10, 1995, between
          EXECUTONE   Information  Systems,  Inc.  and  Compania  Dominicana  de
          Telefonos, C por A (Codetel). Filed herewith.

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

10-21 Management Agreement for the National Indian Lottery dated January 16,1995, between the Coeur d'Alene Tribe and Unistar Entertainment, Inc. Filed herewith.

11        Statement regarding computation of per share earnings. Filed herewith.

13 1995 Annual Report to Shareholders of EXECUTONE Information Systems, Inc. Filed herewith.

21        Subsidiaries of EXECUTONE Information Systems, Inc. Filed herewith.

23        Consent of Arthur Andersen LLP.  Filed herewith.

27        Financial Data Schedule.  Filed herewith.







                           STATEMENT OF DIFFERENCES

     The registered trademark symbol shall be expressed as .........  `r'
     The trademark symbol shall be expressed as ....................  `tm'