Form 10-K405/A
period 1995-12-31
EXECUTONE INFORMATION SYSTEMS INC
filed 1996-04-30
CIK 725282

                               FORM 10-K/A

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1995

                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ____________ to _____________

Commission File Number:  0-11551


                  EXECUTONE INFORMATION SYSTEMS, INC.
- --------------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

                 Virginia                                         86-0449210
- ------------------------------------------------------------  ------------------

(State or other jurisdiction of incorporation or             (I.R.S. Employer
organization)                                                Identification No.)


478 Wheelers Farms Road, Milford, Connecticut                        06460
- ------------------------------------------------------------  ------------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code:  (203)876-7600


Securities registered pursuant to Section 12(b) of the Act:

    Title of each class       Name of each exchange on which registered
    -------------------       -----------------------------------------
             N/A                      None

      Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
         7 1/2% CONVERTIBLE SUBORDINATED DEBENTURES, DUE MARCH 15, 2011
- --------------------------------------------------------------------------------
                                (Title of Class)

- --------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the common stock held by nonaffiliates of the registrant (assuming for this purpose that all executive officers and directors of the registrant are affiliates) as of March 29, 1996 was $125,909,320, based on the last sale price for the common stock on that date.

The number of shares outstanding of the registrant's only class of common stock, $.01 par value per share, as of March 29, 1996, was 51,865,163.


                  DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into the Part of this Form 10-K indicated below:

Part II - 1995 Annual Report to Shareholders

                           TABLE OF CONTENTS



Item
                      Page


PART I


1.      Business                                                            1
2.      Properties                                                         15
3.      Legal Proceedings                                                  15
4.      Submission of Matters to a Vote of Security Holders                16
        Executive Officers of the Registrant                               17



PART II

5.      Market for Registrant's Common Equity and Related
        Stockholder Matters                                                20
6.      Selected Financial Data                                            20
7.      Management's Discussion and Analysis of Financial Condition        20
        and Results of Operations
8.      Financial Statements and Supplementary Data                        20
9.      Changes in and Disagreements with Accountants on                   20
        Accounting and Financial Disclosure




PART III

10.     Directors and Executive Officers of the Registrant                 20
11.     Executive Compensation                                             22
12.     Security Ownership of Certain Beneficial Owners and Management     28
13.     Certain Relationships and Related Transactions                     31


PART IV

14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K    32


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

        The telephone operations of the NIL cannot begin until the resolution of a pending legal proceeding. Certain states have attempted to block the NIL by filing Section 1084 letters preventing long-distance carriers from providing telephone service to the NIL. The Coeur d'Alene Tribe has initiated legal action to argue that the Lottery is authorized by the Indian Gaming Regulatory Act ("IGRA") passed in 1988, that IGRA preempts state and federal statutes, and that the states lack authority to issue the Section 1084 notification letters to any carrier. On February 28, 1996, the Coeur d"Alene tribal court ruled that all requirements of IGRA have been satisfied, that the Section 1084 letters are invalid, and that the long distance carrier is obligated to provide telephone service for the NIL. Although the ruling is likely to be appealed to the tribal supreme court and ultimately to U.S. Federal District Court, the Company believes the initial ruling and the Coeur d'Alene Tribe's position will be upheld.

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

        The healthcare communications division also markets the INFOSTAR/ILS'TM' locator system, released in early 1994. The INFOSTAR/ILS system can improve productivity, save time and expense for users and eliminate overhead paging by instantly locating staff and equipment in a facility. Each person or piece of equipment wears an individually coded badge that transmits infrared signals to sensors placed throughout the facility, which forward the location information to a central processing unit. The location data can be accessed on local display stations. The ILS'TM' system can be integrated with the Company's telephone systems and the LIFESAVER'TM' nurse call system to provide additional productivity improvements for hospital environments. The ILS system is also marketed by the computer telephony division for office environments.

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

        The Company also offers a voice mail system that can be integrated with the IDS'TM' telephone systems and with telephone systems manufactured by others. The voice message or voice mail system receives, records, stores, distributes, transfers and replays messages from both external and internal callers and can supplement other call center systems.

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

        The CARE/COM'r' II-E nurse call system represents the first step in EXECUTONE's plan to bring the benefits of a totally integrated communications system to the healthcare market on the Company's IDS digital platform. The CARE/COM'r' lI-E system provides patient-to-staff and staff-to-staff voice communication on an automatic three-level call priority basis. This new system can currently support 72 patient stations per system, with the ability to integrate three systems together and support 216 patient stations. A three-line LCD display Nurse Control Station allows simple call processing and system operation. The system is highly flexible to meet the individually defined needs of today's hospitals and long-term care facilities.

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


                               PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Directors

        The following  persons are currently  serving as directors and have been nominated by the Board of Directors as candidates  for  re-election as directors at the  Annual  Meeting of  Shareholders  to be held on July 30,  1996.  Certain
information  regarding  each  director  is  set  forth  below,   including  each
individual's  principal  occupation and business  experience during at least the last five years, other directorships in other public companies,  and the year in which the individual was elected a






director of the Company or one of its predecessor companies.


                                                                   Director
Name                 Age         Principal Occupation               Since

Alan   Kessman        49   President, Chief Executive Officer       1983
                           and Chairman of the Board of the
                           Company since 1988; formerly
                           President, Chief Executive Officer
                           and Chairman of the Board of
                           ISOETEC Communications, Inc.
                           ("ISOETEC"), one of the Company's
                           predecessor corporations, since
                           1983. From 1981 to 1983, Mr.
                           Kessman served as a Corporate Vice
                           President of Rolm Corporation.

Stanley M. Blau       58   Vice Chairman of the Company since       1983
                           1988; formerly President and Chief
                           Executive Officer of Vodavi
                           Technology Corporation ("Vodavi"),
                           one of the Company's predecessor
                           corporations, from 1987 until July
                           1988.

Thurston R. Moore     49   Partner, Hunton & Williams               1990
                           (Attorneys), Richmond, Virginia,
                           since 1981.

Richard S. Rosenbloom 63   David Sarnoff Professor of Business      1992
                           Administration, Harvard Business
                           School, since 1980. Mr. Rosenbloom
                           is a director of Arrow Electronics,
                           Inc.

Jerry M. Seslowe      50   Managing Director of Resource            1996
                           Holdings Ltd., an investment and
                           financial consulting firm, since
                           prior to 1991.

William R. Smart      75   Senior Vice President of Cambridge       1992
                           Strategic Management Group in
                           Cambridge, Massachusetts since
                           1984. From 1984 to 1992, Chairman
                           of the Board, Electronic
                           Associates, Inc. Mr. Smart is a
                           director of National Data Computer
                           Company and American International
                           Petroleum Company.

Executive Officers

        See Part 1 for information and identification of executive officers of the Company.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, file with the Securities and Exchange Commission initial reports of ownership and reports of change in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file.

     To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, and written representations that no other reports were required, during the fiscal year ended December 31, 1995, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.



ITEM 11.  EXECUTIVE COMPENSATION

Director Compensation

     Each non-employee director receives an annual retainer of $10,000, payable in equal quarterly installments. The Company also reimburses directors for their travel and accommodation expenses incurred in attending Board meetings.

        In addition, each non-employee director is granted annually an option to purchase shares of the Company's Common Stock under the terms and conditions of the Company's 1990 Directors' Stock Option Plan approved by the shareholders on June 20, 1990. During June 1995, each outside director was granted a five-year option for 3,000 shares at a per share exercise price of $2.50, the closing market price on the date of grant. Each non-employee director was also granted an additional five-year option ( for 12,300 shares at $3.15 per share in the case of Mr. Seslowe, and 13,300 shares at $3.00 per share in the case of the other non-employee directors) pursuant to an amendment to the Plan approved by the Board of Directors in November 1995, subject to approval by the shareholders of the Company at the 1996 Annual Meeting. These options were granted at a price equal to 120% of the closing market price of the Common Stock on the date of grant. The number of shares granted to each director under the amended Plan is determined by reference to an annual formula designed to award each director five-year options having a value of $10,000 based on the Black-Scholes option valuation model and the current price of the Company's Common Stock.

         As of March 31, 1996, options to purchase 39,000 shares of Common Stock were outstanding under the 1990 terms of the Plan, and options to purchase an additional 52,200 shares were outstanding under the amendment to the Directors' Stock Option Plan subject to shareholder approval of the amendment at the 1996 Annual Meeting of Shareholders. Under the Plan as amended, subject to shareholder approval, options to purchase 140,800 shares were available for future grant under the Directors' Stock Option Plan.

     On February 1, 1996, June 23, 1992 and September 24, 1992, Jerry M. Seslowe, Richard S. Rosenbloom and William R. Smart were each granted warrants to purchase 25,000 shares of the Company's Common Stock at $2.63, $1.25 and $1.16, respectively, the closing market prices on those dates. The warrants vest ratably over a three-year period and expire on February 1, 2001, June 23, 1997 and September 24, 1997, respectively. Messrs. Seslowe, Rosenbloom and Smart received these warrants upon being elected to serve on the Company's Board of Directors.


EXECUTIVE COMPENSATION


Summary Compensation Table

      The following table sets forth the compensation by the Company of the Chief Executive Officer and the four most highly compensated other executive officers of the Company for services in all capacities to the Company and its subsidiaries during the past three fiscal years.



                       Annual Compensation                   Long-Term Compensation
                                               Other       Awards      All
                                               Annual      of          Other(3)
Name and                            Bonus($)   Compensa-   Options/    Compensation
Principal Position  Year  Salary($)   (1)      tion($)(2)  SARs(#)     ($)


Alan Kessman       1995   400,000    -0-        1,100       -0-         10,328



Chairman of the
Board,           1994   391,100    100,000   8,506       -0-         6,978
President and
Chief            1993   374,850    150,764    -0-        50,000    263,491
Executive Officer


Michael W.       1995   256,000    -0-       1,100       -0-         6,353
Yacenda
Executive Vice   1994   243,154     39,600  10,000       -0-        55,597
President
                 1993   225,879     58,684   -0-         32,000    160,388


Stanley M. Blau  1995   197,789    -0-       -0-         15,000      3,367
Vice Chairman
                 1994   201,738      7,713   -0-         15,000      3,276

                 1993   193,973     37,083   -0-         20,000     22,645


Shlomo Shur      1995   215,700    -0-       -0-         -0-         5,514
Senior Vice
President        1994   211,539     23,088  10,000       -0-         4,199
Advanced
Technology       1993   203,390     38,885   -0-         25,000      4,750


Andrew           1995   214,000    -0-       -0-          -0-        5,535
Kontomerkos
Senior Vice      1994   205,888     28,025  10,000       -0-         4,899
President
Hardware         1993   193,973     37,083   -0-         20,000      6,060
Engineering and
Production


(1) Includes special bonus awarded to certain Company employees following successful implementation of measures to overcome the effect of a fire at the facilities of one of the Company's major suppliers in China in December 1993. Special bonuses totalling $50,000, $30,000, $15,000 and $20,000 were awarded to Messrs. Kessman, Yacenda, Shur and Kontomerkos, respectively.

(2) This category represents employee stock option credits that could have been used after July 1, 1993 and prior to December 31, 1994 to pay the exercise price of employee stock options held by the employee. Stock purchased with the 1992 option credits must be held for one year. All credits shown in this column were used to exercise stock options in 1993 or 1994. See Note 3.

(3) This category includes for 1994 stock option credits used to pay the exercise price of employee stock options exercised during 1994 by Mr. Yacenda in the amount of $50,549. This category includes for 1993 stock option credits used to pay the exercise price of employee stock options exercised during 1993 in the following amounts: Mr. Kessman $256,240; Mr. Yacenda, $155,250, and Mr. Blau, $19,200. The credits were granted in 1988, 1992 and 1994 (see note 2 above). The column does not include 1992 or 1994 credits used in 1993 or 1994 that were reported as "Other Annual Compensation" for 1992 or 1994. This category also includes for each individual a matching contribution by the Company under the Company's 401(k) plan in the amount of $660 each for each year. This column also includes premiums paid by the Company for long-term disability and life insurance for the individuals in the following amounts in 1995: Mr. Kessman, $9,668; Mr. Yacenda, $5,693; Mr. Shur, $4,854; Mr. Blau, $2,707;
     and Mr. Kontomerkos, $4,875; in the following amounts in 1994: Mr. Kessman, $7,424; Mr. Yacenda, $4,774; Mr. Shur, $4,196; Mr. Blau, $2,820; and Mr.
     Kontomerkos, $4,849; and in the following amounts in 1993: Mr. Kessman, $6,591; Mr. Yacenda, $4,478; Mr. Blau, $2,785; Mr. Shur, $4,090; Mr.
     Kontomerkos, $5,400.















Employment Agreement

     The Company and Mr. Kessman entered into an employment continuity agreement in January, 1995 that provides certain benefits to Mr. Kessman in the event of the termination of Mr. Kessman's employment following a change in control in the Company, including a lump sum payment equal to 2.99 times his then current base salary plus the average of any bonuses awarded to Mr. Kessman during the two fiscal years preceding the termination of his employment. Under the terms of the agreement, a change in control includes the acquisition of beneficial ownership of 20% of the Company's voting securities by any person or group. The agreement continues through the length of Mr. Kessman's employment with the Company.

Option Grants in Last Fiscal Year


The following table sets forth the individual grants of stock options made during the year ended December 31, 1995 to the Chief Executive Officer and the four most highly compensated other executive officers of the Company. There were no grants of stock appreciation rights made to any officers during 1995, and there are no outstanding stock appreciation rights.


                                                                                   Potential Realized Value
                                                                                  at Assumed Annual Rates of
                                                                                   Stock Price Appreciation
                                   Individual  Grants                                   for Option Term
- ------------------------------------------------------------------------------   -----------------------------
                                    % of Total
                                      Options      Exercise
                                    Granted to      or Base
                        Options    Employees in      Price      Expiration
        Name          Granted (#)  Fiscal Year      ($/Sh)         Date              5% ($)        10% ($)
- ------------------------------------------------------------------------------   -----------------------------
 Alan Kessman             0             0             0             0                  0             0
 Michael W. Yacenda       0             0             0             0                  0             0
 Stanley M. Blau         15,000       2.5          $3.13        3/23/00            12,950        28,617
 Shlomo Shur              0             0             0             0                  0             0
 Andrew Kontomerkos       0             0             0             0                  0             0

The option reported in the above table expires in five years, and vests 25% per year over four years.


Aggregated  Option Exercises  in  Last Fiscal  Year  and Fiscal
Year-End Option Values

The following table sets forth each exercise of stock options made during the year ended December 31, 1995 by the Chief Executive Officer and the four most highly compensated other executive officers and the fiscal year-end value of unexercised options held by those individuals as of December 31, 1995. There were no exercises or holdings of stock appreciation rights by any officers during 1995, and there are no outstanding stock appreciation rights.



                                                                Number of
                                                                Unexercised              Value of
                                                                Options              Unexercised In-the
                                                                at Fiscal          Money Options at Fiscal
                                                                Year-End (#)          Year-End ($) (1)
                         Shares Acquired                        Exercisable/          Exercisable/
Name                     on Exercise (#)   Value Realized ($)   Unexercisable         Unexercisable

Alan Kessman             137,500           262,500               65,688/35,000        74,097/18,438

Michael W.               158,273           302,697               66,000/27,000        60,313/16,688
Yacenda

Stanley M. Blau          0                 0                     381,500/15,000        446,719/8,438

Shlomo Shur              286,930           495,854               62,500,17,500         59,219/9,219

Andrew Kontomerkos       578,660           578,660               45,250/13,750         42,078/7,109



(1) Based upon the last sale price on December 29, 1995 of $2.31 per share of Common Stock.





Compensation Committee Interlocks and Insider Participation

     The members of the Compensation Committee in 1995 were Thurston Moore, Richard Rosenbloom, and William Smart.

     No member of the Committee is a former or current officer or employee of the Company or any subsidiary, except that Mr. Moore has acted as an Assistant Secretary of the Company. Mr. Moore is a partner in the law firm of Hunton & Williams, which regularly acts as counsel to the Company.

     No executive officer of the Company served as a director or a member of the Compensation Committee or of the equivalent body of any entity, any one of whose executive officers serve on the Compensation Committee or the Board of Directors of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Ownership  of  Common  Stock by  Directors,  Officers  and  Principal
Shareholders

     The following table sets forth the number of shares of Common Stock beneficially owned as of March 31, 1996, by each current director of the Company, by all current directors and officers of the Company as a group and by each person known to the Company to be a beneficial owner of more than five percent of the Company's outstanding Common Stock. Unless otherwise noted, the owner has sole voting and dispositive power with respect to the securities.







                                 Shares of Common Stock       Percentage of
  Name of Beneficial Owner       Beneficially Owned           Common Stock (1)

Stanley M. Blau (2)  . . . . . . . . .      753,846                1.4
Entities Associated with Hambrecht &
   Quist Group (3)   . . . . . . . . .    4,822,989                9.3
      One Bush Street
      San Francisco, CA 94104
Alan Kessman (4)   . . . . . . . . . .    1,760,682                3.4
Thurston R. Moore (5)  . . . . . . . .      108,635                *
Entities Associated with
      Edmund H. Shea, Jr. (6). . . . .    3,249,895                6.3
      655 Brea Canyon Road
      Walnut Creek, CA 91789
Richard S. Rosenbloom (7)  . . . . . .       50,300                *
Jerry M. Seslowe (8)                         69,444                *
William R. Smart (9)   . . . . . . . .       60,300                *

All Directors and Officers as a Group
   (20 persons) (10)  . . . . . . . . .   6,079,953               14.3



*    Less than 1%

(1) Based upon 51,865,163 shares of Common Stock outstanding as of March 31, 1996. In cases where the beneficial ownership of the individual or group includes options, warrants, or convertible securities, the percentage is based on the 51,865,163 shares actually outstanding plus the shares of Common Stock issuable upon exercise or conversion of any such options, warrants, or convertible securities held by the individual or group. The percentage does not reflect or assume the exercise or conversion of any options, warrants or convertible securities not owned by the individual or group in question.

(2) Includes 362,750 shares subject to options exercisable within 60 days of June 3, 1996. Includes 16,250 shares subject to options not exercisable within 60 days of June 3, 1996.

(3) The Hambrecht & Quist entities share power to vote and dispose of all of such shares.

(4) Includes 62,500 shares subject to options exercisable within 60 days of June 3, 1996. Includes 12,500 shares subject to options not exercisable within 60 days of June 3, 1996. Includes 765,503 shares as to which voting and dispositive power is shared. Includes 187,500 shares held in a revocable trust for Mr. Kessman's children, over which Mr. Kessman has no control and as to which shares he disclaims any beneficial ownership. Includes 9,412 shares of Common Stock issuable upon conversion of the Company's Debentures (of which Mr. Kessman owns $100,000 principal amount or .5% of the principal amount outstanding).

(5) Includes 28,300 shares subject to options, all of which are exercisable within 60 days of June 3, 1996.

(6) Includes 11,935 shares of Common Stock issuable upon conversion of the Company's Debentures, of which entities affiliated with Mr. Shea beneficially own less than 1% of the outstanding principal amount or $126,812 principal amount. The Shea entities share the power to vote and dispose of all of such shares.

(7) Mr. Rosenbloom beneficially owns 50,300 shares subject to options and warrants, all of which are exercisable within 60 days of June 3, 1996.

(8) Mr. Seslowe beneficially owns 37,300 shares of Common Stock subject to options and warrants, none of which are exercisable within 60 days of June 3, 1996. Includes 12,755 shares owned by Resource Holdings Associates, in which Mr. Seslowe has a greater than 10% ownership and of which he is a managing director. Does not include 203,756 shares of Common Stock contingently issuable upon conversion of the Series A Preferred Stock and the Series B Preferred Stock owned by Mr. Seslowe, or 45,874 shares of Common Stock contingently issuable upon conversion of Preferred Stock owned by Resource Holdings, none of which shares of Preferred Stock are or will become convertible within 60 days of June 3, 1996.

(9) Mr. Smart beneficially owns 50,300 shares subject to options and warrants, of which 49,550 are exercisable within 60 days of June 3, 1996.

(10) Includes 976,262 shares subject to options or warrants exercisable within 60 days of June 3, 1996. Includes 196,650 shares subject to options or warrants not exercisable within 60 days of June 3, 1996. Also includes 64,000 shares of Common Stock issuable upon conversion of the Company's Debentures (of which the group beneficially owns $680,000 principal amount, or 3.5% of the principal amount outstanding). Includes 924,978 shares as to which voting and dispositive power is shared and 289,445 shares as to which beneficial ownership is disclaimed.

Ownership  of Preferred  Stock by  Directors,  Officers and  Principal
Shareholders

      The following table sets forth the number of shares of Convertible Cumulative Preferred Stock, Series A, and Contingently Convertible Cumulative Preferred Stock, Series B, beneficially owned as of March 31, 1996, by all current directors and officers of the Company who beneficially own any of such shares, and by each person known to the Company to be a beneficial owner of more than five percent of the Company's outstanding Preferred Stock. The table also shows the percentage of each series beneficially owned, based upon 250,000 shares of Series A Stock and 100,000 shares of Series B Stock outstanding as of March 31, 1996. No other director, nominee for director or officer owns any shares of the Company's Preferred Stock. Unless otherwise noted, the owner has sole voting and dispositive power with respect to the securities.







                      Shares of Preferred Stock  Beneficially Owned and Percent of Class
                      ------------------------------------------------------------------
                       Series A Stock              Series B Stock

 Name of Beneficial Owner

Cooper Life Sciences   78,819(31.53%)              31,528(31.53%)
 160 Broadway
 New York, NY 10038

Jerry M. Seslowe         3,830(1.53%)                1,532(1.53%)

James W. Spencer       26,625(10.65%)              10,650(10.65%)
 8446 Bronze Lane
 Highlands Ranch, CO 80126

Watermark Investments 127,895(51.16%)              51,157(51.16%)
        Limited
 730 Fifth Avenue
 New York, NY 10019



All Directors and Officers 3,830 (1.53%)               1,532(1.53%)
   as a Group (20 persons)



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Hunton & Williams regularly acts as counsel to the Company. Mr. Moore, a director of the Company, is a partner at Hunton & Williams.

     In connection with the Company's acquisition of Unistar, the Company paid or agreed to pay Resource Holdings Ltd, a former shareholder of Unistar, accrued investment banking fees incurred by Unistar prior to the acquisition of $105,000, and total finder's fees of $320,000 based on the value of the transaction. Mr. Seslowe was elected a director of the Company after the acquisition. Both Resource Holdings and Mr. Seslowe acquired Common Stock and Preferred Stock of the Company in exchange for their shares of Unistar. Mr. Seslowe is a managing director of and owns more than 10% of Resource Holdings. The Company's management believes that the transactions with Resource Holdings were on terms as favorable to the Company as could be expected from unaffiliated third parties.

        The Executive Stock Incentive Plan (the "Incentive Plan") approved by shareholders at the 1994 Annual Meeting was implemented in October 1994 with 30 employees participating. Under the terms of the Incentive Plan eligible employees were granted the right to purchase shares of the Company's Common Stock at a price of $3.1875 per share. Participating employees financed the purchases of these shares through loans by the Company's bank lenders at the prime rate less 1/4%. The loans are fully-recourse to the participating employees but are guaranteed by letters of credit from the Company to the lending banks. The Company holds the purchased Common Stock as security for the repayment of the loans. The following table contains information about borrowings in excess of $60,000 by executive officers that were outstanding during 1995 pursuant to the Incentive Plan that are guaranteed by the Company.

                            Highest Amount of                   Unpaid
                            Indebtedness Between                Indebtedness at
 Name                       1/1/95 and 3/31/96(1)               3/31/96 Including Accrued Interest

 Alan Kessman                         $1,912,500             $2,097,195

 Michael W. Yacenda                   $1,115,625             $1,223,364

 Shlomo Shur                          $  557,813              $ 611,682

 Andrew Kontomerkos                   $  557,813              $ 611,682

 Barbara C. Anderson                  $  318,750              $ 349,533


James E. Cooke III                    $318,750              $349,533

Anthony R.                            $446,250              $489,345
Guarascio

Israel J. Hersh                       $ 95,625              $104,860

Robert W. Hopwood                     $318,750              $348,912

David E. Lee                          $318,750              $349,533

Frank J. Rotatori                     $191,250              $209,720

- ---------------------


(1) Amounts shown are exclusive of accrued interest.


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

3-1 Articles of Incorporation, as amended through December 18, 1995 (restated for electronic filing). Previously filed.

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

4-3 First Amendment dated January 1, 1995, Second Amendment dated September 29, 1995, and Third Amendment dated December 29, 1995, to the Second Amended and Restated Loan and Security Agreement by and among EXECUTONE Information Systems, Inc., the Financial Institutions Listed on the Signature Page Thereof, and Bank of America Illinois. Previously filed.

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

10-10 Amendments dated as of April 1, 1995, and 1993 to Volume Purchase Agreement dated January 31, 1992, between U. S. Sprint Communications Company Limited Partnership and EXECUTONE Information Systems, Inc. Previously filed.

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

10-16     Manufacturing Services Agreement dated as of January 10, 1995, between
          EXECUTONE   Information  Systems,  Inc.  and  Compania  Dominicana  de
          Telefonos, C por A (Codetel). Previously filed.

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

10-21 Management Agreement for the National Indian Lottery dated January 16,1995. Previously filed.

11 Statement regarding computation of per share earnings. Previously filed.

13        1995 Annual Report to Shareholders of EXECUTONE Information

          Systems, Inc.  Previously filed.

21        Subsidiaries of  EXECUTONE Information Systems, Inc. Previously filed.

23        Consent of Arthur Andersen LLP.  Previously filed.

27        Financial Data Schedule.  Previously filed.


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

                      EXECUTONE Information Systems, Inc.

                      By: /s/ Alan Kessman
                         -----------------------------------------
                             Alan Kessman, Chairman, President
                              and Chief Executive Officer

April 12, 1996
Milford, Connecticut


Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


April 12, 1996        /s/ Alan Kessman
                      ---------------------------------------------------------
                      Alan Kessman
                      Chairman, President and Chief Executive Officer
                      (Principal Executive Officer)

April 12, 1996        /s/ Stanley M. Blau
                      ---------------------------------------------------------
                      Stanley M. Blau
                      Vice Chairman of the Board of Directors

April 12, 1996        /s/ Anthony R. Guarascio
                      ---------------------------------------------------------
                      Anthony R. Guarascio
                      Vice President-Finance and Chief Financial Officer
                      (Principal Financial and Accounting Officer)

April 12, 1996        /s/ Thurston R. Moore
                      ---------------------------------------------------------
                      Thurston R. Moore
                      Director

April 12, 1996        /s/ Richard S. Rosenbloom
                      ---------------------------------------------------------
                      Richard S. Rosenbloom
                      Director

April 12, 1996        /s/ Jerry M. Seslowe
                      ---------------------------------------------------------
                      Jerry M. Seslowe
                      Director

April 12, 1996
                      ---------------------------------------------------------
                      William R. Smart
                      Director

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Stockholders of
EXECUTONE Information Systems, Inc.:



We have audited in accordance with generally accepted auditing standards, the financial statements included in EXECUTONE Information Systems, Inc. and subsidiaries' annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 26, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



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

3-1       Articles  of  Incorporation,   as  amended  through  December  18,1995
          (restated for electronic filing). Previously filed.

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

4-3 First Amendment dated January 1, 1995, Second Amendment dated September 29, 1995, and Third Amendment dated December 29, 1995, to the Second Amended and Restated Loan and Security Agreement by and among EXECUTONE Information Systems, Inc., the Financial Institutions Listed on the Signature Page Thereof, and Bank of America Illinois. Previously filed.

4-10 Indenture dated March 1, 1986 with United States Trust Company of New York relating to 7 1/2% Convertible Subordinated Debentures of Vodavi Technology Corporation due March 15, 2011. Incorporated by reference to Vodavi Technology Corporation's Registration Statement on Form S-1 (as amended) (Registration No. 33-3827) filed on March

          9, 1986 and amended April 1, 1986.

4-11 First Supplemental Indenture dated August 4, 1989 with United States Trust Company of New York relating to 7 1/2% Convertible Subordinated Debentures due March 15, 2011. Incorporated by reference to the Registrant's Annual Report on Form 10-K December 31, 1989.

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

10-10 Amendments dated as of April 1, 1995, and 1993 to Volume Purchase Agreement dated January 31, 1992, between U. S. Sprint

          Communications Company Limited Partnership and EXECUTONE Information Systems, Inc. Previously filed.

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

10-16     Manufacturing Services Agreement dated as of January 10, 1995, between
          EXECUTONE   Information  Systems,  Inc.  and  Compania  Dominicana  de
          Telefonos, C por A (Codetel). Previously filed.

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

10-21 Management Agreement for the National Indian Lottery dated January 16,1995, between the Coeur d'Alene Tribe and Unistar Entertainment, Inc. Previously filed.

11 Statement regarding computation of per share earnings. Previously filed.

13 1995 Annual Report to Shareholders of EXECUTONE Information Systems, Inc. Previously filed.

21        Subsidiaries of EXECUTONE Information Systems, Inc. Previously filed.

23        Consent of Arthur Andersen LLP.  Previously filed.

27        Financial Data Schedule.  Previously filed.