Form 10-Q
period 1996-03-31
EXECUTONE INFORMATION SYSTEMS INC
filed 1996-05-15
CIK 725282

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.

                                20549

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1996

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

The number of shares outstanding of registrant's Common Stock, $.01 par value per share, as of April 30, 1996 was 51,906,168.

                            INDEX



EXECUTONE Information Systems, Inc.

                                                                  Page #
PART I.        FINANCIAL INFORMATION


Item 1.        Financial Statements
               Consolidated Balance Sheets -
               March 31, 1996 and December 31, 1995.                 3

               Consolidated Statements of Operations -
               Three Months Ended March 31, 1996 and 1995.           4

               Consolidated Statements of Cash Flows
               Three Months Ended March 31, 1996 and 1995.           5

               Notes to Consolidated Financial Statements.           6


Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations         9



PART II.       OTHER INFORMATION                                    14

               SIGNATURES                                           15

EXHIBIT 11.    STATEMENT REGARDING COMPUTATION
               OF PER SHARE EARNINGS                                16

               PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

      EXECUTONE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                                             March 31,     December 31,
(In thousands, except for share amounts)       1996            1995
                                            (Unaudited)
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                   $   6,280      $   8,092
 Accounts receivable, net of
    allowance of $1,480 and $1,715              43,718         48,531
 Inventories                                    36,380         32,765
 Prepaid expenses and other current assets       4,587          6,584

       Total Current Assets                     90,965         95,972

PROPERTY AND EQUIPMENT, net                     18,781         18,462
INTANGIBLE ASSETS, net                          19,990         20,022
DEFERRED TAXES                                  31,376         29,616
OTHER ASSETS                                     3,199          3,772

                                             $ 164,311      $ 167,844

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current portion of long-term debt           $     938      $     932
 Accounts payable                               30,869         30,676
 Accrued payroll and related costs               8,558          6,870
 Accrued liabilities                             9,218         11,851
 Deferred revenue and customer deposits         20,409         19,781

       Total Current Liabilities                69,992         70,110

LONG-TERM DEBT                                  28,879         29,829
LONG-TERM DEFERRED REVENUE                       2,780          2,805

       TOTAL LIABILITIES                       101,651        102,744

STOCKHOLDERS' EQUITY:
 Common stock: $.01 par value; 80,000,000
   shares authorized; 51,865,163 and
   51,658,492 issued and outstanding               519            517
 Preferred stock: $.01 par value;
   Cumulative Convertible Preferred Stock
   (Series A), 250,000 shares authorized,
   issued and outstanding; Cumulative
   Contingently Convertible Preferred Stock
   (Series B), 100,000 shares authorized,
   issued and outstanding                        7,300          7,300
 Additional paid-in capital                     79,716         79,668
 Retained earnings (deficit)
   (since July 1, 1988)                        (24,875)       (22,385)

       Total Stockholders' Equity               62,660         65,100

                                             $ 164,311      $ 167,844

The accompanying notes are an integral part of these consolidated balance sheets.

          EXECUTONE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)


(In thousands, except for                   Three Months Ended
 per share amounts)                              March 31,
                                            1996          1995
REVENUES:
 Product                                  $30,243       $31,948
 Base                                      36,723        38,860
                                           66,966        70,808

COST OF REVENUES                           40,486        42,459

Gross Profit                               26,480        28,349

OPERATING EXPENSES:
 Product development and engineering        3,764         3,707
 Selling, general and administrative       26,274        23,804

                                           30,038        27,511

OPERATING INCOME (LOSS)                   (3,558)           838

INTEREST AND OTHER EXPENSES, NET              592           638

INCOME (LOSS) BEFORE INCOME TAXES          (4,150)          200

PROVISION (BENEFIT) FOR INCOME TAXES:
 Cash                                         100           100
 Noncash (Note C)                          (1,760)          (20)

                                           (1,660)           80

NET INCOME (LOSS)                         $(2,490)      $   120


EARNINGS (LOSS) PER SHARE                 $ (0.05)      $   ---

WEIGHTED AVG. COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING               51,853        48,838






The accompanying notes are an integral part of these consolidated statements.

            EXECUTONE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                       Three Months Ended
(In thousands)                                              March 31,
                                                          1996      1995

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                    $ (2,490)  $    120
  Adjustments to reconcile net income (loss) to net
  cash provided (used) by operating activities:
    Depreciation and amortization                         1,529      1,776
    Benefit for income taxes not currently payable       (1,760)       (20)
    Noncash expenses, including noncash interest
    expense, noncash provision for losses on accounts
    receivable and income from equity investment            273        457
  Change in working capital items:
    Accounts receivable                                   4,535      1,070
    Inventories                                          (3,509)    (4,726)
    Accounts payable and accruals                          (428)    (9,572)
    Other working capital items                           2,625      1,529

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES            775     (9,366)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                (1,846)    (1,483)
  Other, net                                                253       (140)

NET CASH USED BY INVESTING ACTIVITIES                    (1,593)    (1,623)

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Repayments) borrowings under revolving credit facility  (751)     9,633
  Repayments of other long-term debt                       (270)      (279)
  Repurchase of stock                                      (326)       ---
  Proceeds from issuance of stock                           353      1,070
  Other borrowings                                          ---        750

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES           (994)    11,174

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS         (1,812)       185

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD           8,092      7,849

CASH AND CASH EQUIVALENTS - END OF PERIOD               $ 6,280    $ 8,034









The accompanying notes are an integral part of these consolidated statements.

      EXECUTONE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)


NOTE A - NATURE OF THE BUSINESS

EXECUTONE Information Systems, Inc. (the "Company") designs, manufactures, sells, installs, supports and services voice and data communications systems and provides cost-effective long distance telephone service and videoconferencing services. The Company is also a leading supplier of specialized hospital communications equipment. Products are sold under the EXECUTONE, INFOSTAR, IDS, LIFESAVER and INFOSTAR/ILS brand names through a worldwide network of direct and independent sales and service offices. The Company is organized into five divisions: Computer Telephony, Healthcare Communications Systems, Call Center Management ("CCM"), Videoconferencing Products and Network Services.


NOTE B - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation
S-X. In the opinion of management, all adjustments, which include normal recurring adjustments, considered necessary for a fair presentation of the results for the interim periods presented have been included. Certain prior year amounts have been reclassified to conform to the current year's presentation.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

As of July 1, 1988, an accumulated deficit of approximately
$49.7 million was eliminated.


NOTE C - INCOME TAXES

The Company accounts for income taxes in accordance with FAS No. 109, "Accounting for Income Taxes." The deferred tax asset represents the benefits that are more likely than not to be realized from the utilization of pre- and post-acquisition tax benefit carryforwards, which include net operating losses, tax credits and the excess of tax bases over the fair value of the net assets of the Company.

For the three-month periods ended March 31, 1996 and 1995, the Company made cash payments for income taxes of approximately
$9,000 and $44,000, respectively.


NOTE D - EARNINGS PER SHARE

Earnings per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents (which include stock options and warrants) outstanding during the periods. Common stock equivalents and the convertible debentures which are antidilutive have been excluded from the computations.


NOTE E - INVENTORIES

Inventories are stated at lower of first-in, first-out ("FIFO") cost or market and consist of the following at March 31, 1996 and December 31, 1995:

(amounts in thousands)           3/31/96       12/31/95

Raw Materials                   $  5,865       $  4,783
Finished Goods                    30,515         27,982

                                $ 36,380       $ 32,765


NOTE F - UNISTAR ACQUISITION

On December 19, 1995, the Company acquired 100% of the common stock of Unistar Gaming Corporation ("Unistar") for 3.7 million shares of the Company's common stock and 350,000 shares of newly issued preferred stock.

The preferred stock consists of 250,000 shares of Cumulative Convertible Preferred Stock, Series A ("Series A Preferred
Stock") and 100,000 shares of Cumulative Contingently
Convertible Preferred Stock, Series B ("Series B Preferred
Stock"). The Series A Preferred Stock has voting rights equal to one share of common stock and will earn dividends equal to 18.5% of the consolidated retained earnings of Unistar as of the end of a fiscal period, less any dividends paid to the holders of the Series A Preferred Stock prior to such date. The Series B
Preferred Stock has voting rights equal to one share of common stock and will earn dividends equal to 31.5% of the consolidated retained earnings of Unistar as of the end of a fiscal period, less any dividends paid to the holders of the Series B Preferred Stock prior to such date. All dividends on Preferred Stock are payable (i) when and as declared by the Board of Directors, (ii) upon conversion or redemption of the Series A and Series B Preferred Stock or (iii) upon liquidation. As of March 31, 1996, no dividends have accrued to the preferred stockholders. The Series A and Series B
Preferred Stock is redeemable for a total of 13.3 million shares of common stock (Series A Preferred Stock for 4.925 million shares and Series B Preferred Stock for 8.375 million shares) at the Company's option. In the event that Unistar meets certain revenue and profit parameters, the Series A
Preferred Stock is convertible for up to 4.925 million shares of common stock and the Series B Preferred Stock is contingently convertible for up to 8.375 million shares of common stock (a total of an additional 13.3 million shares of common stock). Shareholder approval is required before any of the Series B Preferred Stock can be converted or redeemed.

In an attempt to block the NIL, certain states filed letters under 18 U.S.C. Section 1084 to prevent the long-distance carriers from providing telephone service to the NIL. The CDA initiated legal action to compel the long-distance carriers to provide telephone service to the NIL. The CDA's position is that the lottery is authorized by the Indian Gaming Regulatory Act ("IGRA") passed by Congress in 1988, that IGRA preempts state and federal statutes, and that the states lack authority to issue the Section 1084 notification letters to any carrier. On February 28, 1996, the NIL was ruled lawful by the CDA
Tribal Court. The CDA Tribal Court found that all requirements of IGRA have been satisfied and that the Section 1084 letters issued by certain state attorneys general in an effort to interfere with the lawful operation of the NIL are invalid. In addition, the Court found that the long-distance carriers cannot refuse to provide the service requested in the action based upon 18 U.S.C. Section 1084. Any appeal of this ruling must be filed by May 31, 1996. The Company expects this ruling will be appealed but believes the CDA's position will be upheld.


NOTE G - SUBSEQUENT EVENTS

On April 9, 1996, the Company entered into an agreement to sell substantially all of the Direct Sales and Services Group, including its long-distance reseller business and National Service Center, for $67.4 million to an acquisition company led by Bain Capital, Inc. The purchase price will consist of $61.5 million in cash and a $5.9 million note. In addition, the Company will receive warrants to purchase 8% of the common stock of the new company, issued as of the closing, for $1.1 million, exercisable for three years. The sale is expected to close on May 30, 1996, subject to the buyer's financing and other conditions. The agreement also provides that the Company and the buyer will enter into a five-year exclusive distribution agreement under which the buyer will sell and service the Company's telephony equipment to those businesses and commercial locations that require up to 400 telephones.

The sale does not include the Pittsburgh direct sales and service office, which the Company has separately agreed to sell to one of its existing independent distributors for approximately
$1.3 million in cash and notes. The Company will retain its Healthcare Communications and Call Center Management businesses, along with its National Accounts and Federal Systems marketing groups and the recently acquired Unistar business. In addition, the Company will continue to make telephony product sales to its independent distributors, of which the newly-formed Bain company will be the largest distributor.

On April 10, 1996, the Company announced that it had given notice of its termination of its distribution agreement with GPT Video Systems due to failures by GPT to deliver properly functioning videoconferencing products on a timely basis. The Company is negotiating an agreement with a third party to sell its videoconferencing business. Terms of the contract have yet to be finalized.


NOTE H - OTHER MATTERS

For each of the three-month periods ended March 31, 1996 and 1995, the Company made cash payments of approximately $1.2 million for interest expense on indebtedness.

In February 1996, the Company received the proceeds of the $1.8 million note from the sale of the Wisconsin direct sales office in December 1995.

There were no non-cash financing activities for the three-month periods ended March 31, 1996 and 1995.

Refer to the Consolidated Statements of Cash Flows for information on all cash-related operating, investing and financing activities.

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


Introduction

The Company develops, markets and supports voice and data communications systems. Products include telephone systems, voice mail systems, inbound and outbound call center systems and healthcare communications systems. Products are sold under the EXECUTONE, INFOSTAR, IDS, LIFESAVER and INFOSTAR/ILS brand names.

The Company's revenues are primarily derived from sales of its products and services through a worldwide network of direct sales and service offices and independent distributors. The Company's end-user revenues are derived from two primary sources: (1) sales of systems to new customers, which include sales of application-specific software options ("product revenues"), and (2) servicing the end-user base through the upgrade, expansion, enhancement (which includes sales of application-specific software options) and maintenance of previously installed systems, as well as revenues from the INFOSTAR/LD+ program ("base revenues").

Overview

On April 9, 1996, the Company entered into an agreement to sell substantially all of its Direct Sales and Services Group, including its long-distance reseller business and National
Service Center, for $67.4 million to an acquisition company led by Bain Capital, Inc. The Company believes that under new ownership, with its increased resources and dedicated focus on sales and service, the sales and service business will grow significantly and increase market share. This will benefit both the Company and the newly-formed Bain company. The Company will benefit from the equipment sales to the former direct sales offices. The Company will retain the Healthcare, Call
Center Management ("CCM"), National Accounts and Federal Systems groups, as well as telephony equipment sales to the independent distributors, of which the newly-formed Bain company will be the largest distributor. The Company will use a portion of the proceeds of the sale to strengthen its balance sheet and pay down all of its existing bank debt. The effort, management resources and decisions made in order to finalize a transaction of this magnitude had a negative impact on the Company's profitability for the first three months of 1996. Due to the pending nature of the transaction during the quarter, the Company was unable to implement a planned restructuring of the direct sales organization to create a more efficient selling effort and reduce selling, general and administrative costs until the second quarter. As a result, selling, general and administrative costs were approximately $1.5 million higher than they would have been for the quarter had the restructuring been done at the beginning of the year. In addition, the Company believes the resources directed toward the sale of the direct sales organization and the timing of new installations and moves, adds, and changes ("MAC") contributed to the decrease in revenue for the quarter compared to the same period in 1995, as evidenced by the $4.5 million increase in backlog since the end of 1995. Upon completion of the sale transaction, the Company's focus will be toward the third and fourth quarters of the year, at which point it expects to realize cost savings of approximately $2 million per quarter. These savings will represent the full impact of the cost-saving actions in the remaining business and the assumption of certain overhead costs by the newly-formed Bain company. Management believes this sale will be good for both companies. The newly-formed Bain company will be able to focus on sales and service and the expansion of market share. Executone will benefit from that expansion through increased product sales and will focus on product development and retain sales in markets where it believes it can have a dominant position.

Results of Operations

Revenues for the three-month period ended March 31, 1996 totaled $67.0 million compared to $70.8 million for the three-month period ended March 31, 1995. The 5% decrease in revenues was primarily due to decreases in the level of system upgrades and expansions in the telephony division and in new installations in the healthcare division. However, the first quarter is historically the Company's weakest and most volatile relating to the timing of new installations. Despite the decline in new healthcare installations, healthcare bookings for the quarter were strong and healthcare backlog increased almost $2 million. Gross profit for the three-month period ended March 31, 1996 decreased almost $1.9 million over the same period in 1995 primarily due to the revenue decrease, and the resulting lower absorption of fixed cost overhead.

The first three months of 1996 generated an operating loss of $3.6 million compared to operating income of $838,000 for the same period in 1995. In addition to the impact of the lower gross profit on operating income, selling, general and administrative expenses increased almost $2.5 million during the three-month period ended March 31, 1996 compared to the same period in 1995. Due to the pending sale of the direct sales organization during the first quarter, the Company was not able to implement the planned restructuring of that sales organization. As a result, the Company believes that there are approximately $1.5 million in costs that could have been eliminated in the first three months of 1996 had the restructuring commenced at the beginning of the year, as planned, rather than in the second quarter of 1996.

Interest and other expenses, net for the three-month period ended March 31, 1996 decreased slightly compared to the same period in 1995 primarily due to lower interest expense resulting from the lower levels of bank borrowings under the credit facility in the first quarter of 1996 as compared to the same period in 1995.

For the three-month period ended March 31, 1996, the Company recorded an income tax benefit of $1.7 million which was recorded as an increase to the deferred tax asset reflecting additional tax benefits to be utilized in the future. Due to the Company's substantial remaining tax benefit carryforwards, minimal taxes will be paid in the near future.

Unistar Acquisition

On December 19, 1995, the Company acquired 100% of the common stock of Unistar Gaming Corporation ("Unistar"), a privately-held company that has an exclusive five-year contract to design, develop, finance, and manage the National Indian Lottery ("NIL"). (See Note F of the Notes to Consolidated Financial Statements for the terms of the agreement.)

Management believes the Unistar business is a natural extension of its telephony and call center businesses. Calls via an 800 number will be processed with Interactive Voice Response ("IVR") equipment or live agents located on the Coeur d'Alene Indian Tribe of Idaho ("CDA") Reservation using ACD software to process nationwide wagering activity. The Company has made a significant equity investment in Unistar, which initially created 8% dilution to the Company's shareholders and will require possibly up to $2 million to $3 million of cash prior to the resolution of the pending legal issues discussed below. However, in the opinion of the Company's management, this investment is justified based upon the potential returns.

In an attempt to block the NIL, certain states filed letters under 18 U.S.C. Section 1084 to prevent the long-distance carriers from providing telephone service to the NIL. The CDA initiated legal action to compel the long-distance carriers to provide telephone service to the NIL. The CDA's position is that the lottery is authorized by the Indian Gaming Regulatory Act ("IGRA") passed by Congress in 1988, that IGRA preempts state and federal statutes, and that the states lack authority to issue the Section 1084 notification letters to any carrier. On February 28, 1996, the NIL was ruled lawful by the CDA Tribal Court. The CDA Tribal Court found that all requirements of IGRA have been satisfied and that the Section 1084 letters issued by certain state attorneys general in an effort to interfere with the lawful operation of the NIL are invalid. In addition, the Court found that the long-distance carriers cannot refuse to provide the service requested in the action based upon 18 U.S.C.
Section 1084. Any appeal of this ruling must be filed by May 31, 1996. The Company expects this ruling will be appealed but believes the CDA's position will be upheld.

Other than legal costs related to an appeal of the CDA Tribal Court ruling or other actions by the states, if any, the Company estimates that the additional costs to become operational may amount to between $5-10 million. The Company expects it will be able to obtain additional financing for these costs, if necessary.

The Company believes there is a national market for the NIL based upon research into the experience of other national lotteries and the growth of the overall lottery market.
However, there is no assurance that there will be acceptance of a telephone lottery.

Subsequent Events

On April 9, 1996, the Company entered into an agreement to sell substantially all of the Direct Sales and Services Group, including its long-distance reseller business and National Service Center, for $67.4 million to an acquisition company led by Bain Capital, Inc. (See Note G of the Notes to Consolidated Financial Statements for the terms of the agreement.) The sale is expected to close on May 30, 1996, subject to the buyer's financing and other conditions. The agreement also provides that the Company and the buyer will enter into a five-year exclusive distribution agreement under which the buyer will sell and service the Company's telephony equipment to those businesses and commercial locations that require up to 400 telephones.

The Company will retain its Healthcare Communications and Call Center Management ("CCM") businesses, along with its National Accounts and Federal Systems marketing groups and the recently acquired Unistar business. In addition, the Company will continue to make telephony product sales to its independent distributors, of which the newly-formed Bain company will be the largest distributor.

It is currently estimated that the transaction will result in a pre-tax gain of approximately $40 million. Though the Company will provide for income taxes at the full statutory rate, the actual tax liability is expected to approximate $4 million.
After utilizing a significant portion of the Company's deferred tax asset, the net gain is expected to be approximately $23-25 million. The Company expects to record the gain during the three-month period ended June 30, 1996, when the transaction will close.

The Company expects the sale will ultimately increase its market share. The new ownership will focus more resources to manage this business and will be dedicated to growing the sales distribution channel. Telephony product sales through the existing independent distributors and through the newly-formed Bain company will continue to represent a substantial portion of the Company's revenues. The sale will also allow the Company to dedicate more of its resources to telephony product development, particularly relating to the IDS platform, and to the development and marketing of the Healthcare and CCM product lines.

The termination of the Company's agreement with GPT Video Systems on April 10, 1996 was a result of GPT's inability to provide a functioning product according to the originally agreed upon schedule. As a result, the Company absorbed expenses in 1995 and in the first three months of 1996 that it is no longer willing to absorb. The Company is negotiating an agreement to sell the videoconferencing business. Terms of the contract have yet to be finalized.

Liquidity and Capital Resources

The Company's liquidity is represented by cash, cash equivalents and cash availability under its existing credit facilities. The
Company's liquidity was approximately $22 million and $23 million as of March 31, 1996 and December 31, 1995, respectively.

At March 31, 1996 and December 31, 1995, cash and cash equivalents amounted to $6.3 million and $8.1 million, respectively. During the three-month period ended March 31, 1996, the $1.8 million decrease in cash was used to purchase $1.8 million of capital equipment and repay borrowings of $1.0 million, offset by cash generated from operations of $0.8 million and from other sources of $0.2 million. Cash generated from operating activities was $0.8 million for the three months ended March 31, 1996 compared to the use of cash by operations of $9.4 million for the same period in 1995. The improvement is due to the inventory buildup in late 1994 which was funded in early 1995.

Total debt at March 31, 1996 was $29.8 million, a decrease of $1.0 million from $30.8 million at December 31, 1995.

As of April 30, 1996, approximately $8.4 million of direct borrowings was available under the Company's credit facility. The Company believes that cash flow from operations and the proceeds to be generated by the pending sale will be sufficient to meet working capital and other requirements for the next twelve months.

Forward-Looking Statements

The Company's financial operations before and after the sale on a comparative basis are very different. There are significant changes in certain components which should be highlighted.

Based upon the 1995 results of operations, gross profit as a percentage of revenues was 41.5%. After the sale, gross profit is expected to be in the 35 to 36% range. Product development should remain constant in dollars, but due to the lower revenue base will increase as a percentage of revenues from its current level of about 5%, to the 7 to 8% range. SG&A is expected to show a dramatic decrease after the sale. For 1995, SG&A was almost 34% of revenues. After the sale, it is expected to decline into the 19 to 20% range. The decrease will be a result of the elimination of the large direct sales force and streamlining of G&A expenses. Operating income, excluding the provision for restructuring, was 2.6% of revenues for 1995. After the sale, it is expected to be in the 8 to 10% range. Revenues are expected to be in the $45 to $47 million range for the third quarter of 1996 and in the $47 to $49 million range for the fourth quarter of 1996.

The forward-looking statements regarding estimated results for the periods after the sale are based on several assumptions: (1) the closing of the sale to Bain in the second quarter of 1996, resulting in no network or direct telephony revenue or earnings in the third or fourth quarter of 1996; (2) growth in OEM sales of telephony product pursuant to the distribution agreement with the new Bain company and other OEM telephony shipments of 5% over 1995 OEM sales volume; (3) growth in call center management sales, from $3.7 million for the third and fourth quarters of 1995 combined to $8.7 million for the same quarters in 1996; (4) growth of approximately 22% in healthcare communications sales, from $14.6 million in the last two quarters of 1995 to $17.9 million for the same period in 1996; (5) projected reductions in corporate expenses resulting from the sale of the direct sales and service and network businesses of approximately $2.0 million for the third and fourth quarters of 1996 combined and additional overhead reductions of $2.5 million for the third and fourth quarters of 1996 combined; (6) an increase for the six-month period in 1996 of 26% over 1995 in the Company's National
Accounts and Federal Systems revenues; and (7) no videoconferencing revenues or expenses and no charges in the third or fourth quarter of 1996 relating to the exiting or sale of businesses, and no significant increases in product manufacturing costs.

The Company's forward-looking statements regarding estimates of the proforma results for the periods after the sale should be evaluated with the level of caution appropriate at a time when the transaction and proposed restructuring cost savings have not yet been effected.

If actual events differ materially from the Company's assumptions, projections and estimates, or if the sale does not occur as planned, the Company's actual results could vary significantly from the performance projected in the forward-looking statements. Additional information is contained in a Report on Form 8-K filed with the SEC on May 1, 1996 relating to the Company's forward-looking statements.





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

Item 2.        CHANGES IN SECURITIES
               Not applicable.

Item 3.        DEFAULTS UPON SENIOR SECURITIES
               Not applicable.

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               Not applicable.

Item 5.        OTHER INFORMATION
               Not applicable.

Item 6.        EXHIBITS AND REPORTS ON FORM 8-K
               a)   Exhibits
                    11 - Statement Regarding Computation of Per Share
                    Earnings
               b)   Reports on Form 8-K
                    On January 3, 1996, the Company filed a Current Report on Form 8-K reporting the acquisition of Unistar Gaming Corporation on December 19, 1995.

                          SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


              EXECUTONE Information Systems, Inc.



Dated:  May 15, 1996          /s/ Alan Kessman
                              Alan Kessman
                              Chairman, President and
                              Chief Executive Officer



Dated:  May 15, 1996          /s/ Anthony R. Guarascio
                              Anthony R. Guarascio
                              Vice President Finance and
                              Chief Financial Officer