Form 10-K405/A
period 1995-12-31
EXECUTONE INFORMATION SYSTEMS INC
filed 1996-06-04
CIK 725282

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
(d) OF THE                 SECURITIES EXCHANGE ACT OF 1934
(NO FEE REQUIRED)

For the transition period from ____________ to ________________

Commission File Number:  0-11551


                       EXECUTONE INFORMATION SYSTEMS, INC.
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Virginia                                                  86-0449210
- - --------------------------------------------------------------         -----------------
(State or other jurisdiction of incorporation or organization)         (I.R.S. Employer
Identification No.)

478 Wheelers Farms Road, Milford, Connecticut                                 06460
- - --------------------------------------------------------------         -----------------
(Address of principal executive offices)                                   (Zip Code)


Registrant's telephone number, including area code:  (203)876-7600


Securities registered pursuant to Section 12(b) of the Act:

    Title of each class     Name of each exchange on which registered
    -------------------     ------------------------------------------
             N/A                    None

           Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
         7 1/2% CONVERTIBLE SUBORDINATED DEBENTURES, DUE MARCH 15, 2011

- - --------------------------------------------------------------------------------
                                (Title of Class)

- - --------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

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

         The telephone operations of the NIL cannot begin until the resolution of a pending legal proceeding. Certain states have attempted to block the NIL by filing letters under 18 U.S.C. Section 1084 preventing long-distance carriers from providing telephone service to the NIL based on allegations that the NIL is not legal. The Coeur d'Alene Tribe has initiated legal action to argue that the Lottery is authorized by the Indian Gaming Regulatory Act ("IGRA") passed in 1988, that IGRA preempts state and federal statutes, and that the states lack authority to issue the Section 1084 notification letters to any carrier. On February 28, 1996, the Coeur d"Alene tribal court ruled that all requirements of IGRA have been satisfied, that the Section 1084 letters are invalid, and that the long distance carrier is obligated to provide telephone service for the NIL. Although the ruling is likely to be appealed to the tribal supreme court and ultimately to U.S. Federal District Court, the Company believes the initial ruling and the Coeur d'Alene Tribe's position will be upheld.

         In July 1995, the Company reorganized its core business into five divisions: Computer Telephony, Healthcare Communication Systems, Call Center Management, Videoconferencing Products, and Network Services. The business of Executone, Inc. acquired by the Company in 1988 was a telephone equipment business that focused its direct selling effort on office sites with fewer than 20 phones, with an emphasis on selling additional hardware to generate revenues in the form of moves, adds and changes ("MAC") and service, mainly on a time and material basis. The average system size in the customer base at that time was in the 8-10 phone range. It was originally expected in 1988 that the MAC and service revenues generated by the customer base would be increasingly profitable as the base of customers grew. Since 1988, the Company has expanded its product line to the high-end user, with larger customers and more sophisticated products to serve customers' total communications needs. The strategy the Company is now pursuing is to focus on software solutions versus the hardware orientation of the business purchased in the 1988 acquisition. With the IDS product, a digital platform for various communications functions, which was developed after the acquisition, the Company's product lines now provide sophisticated software applications, including integrated voice mail, call center applications (ACD, IVR's and predictive dialers), infrared locator systems, nurse call systems and computer telephony interfaces that drive its telephony products.

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

         The Company's LIFESAVER'tm' nurse call system is an advanced system integrating voice and data communication between nurse and patient and providing enhanced self-diagnostics. The LIFESAVER'tm' system is a state-of-the- art communications network that provides routine and emergency signaling, voice communications and data transmission. The nurse console offers menu-driven functions and step-by-step user prompts. The system is highly flexible, offering many programmable features that allow customization of its operations to the hospital's needs. A single system can serve more than 300 patient beds (150 rooms) and up to eight nurse control stations, and up to eight systems can be networked for centralized operation.

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

         The Healthcare Division also markets the INFOSTAR'r' /PRS patient reporting system, an automated voice storage system that allows the efficient transfer of patient information between nurses. Patient reports are password-protected for confidentiality and admission, discharge and transfer information are also supported. The system uses standard telephone instruments and provides full voice messaging capability. The INFOSTAR'r'/PRS system reduces report time, provides continuity at shift changes, and improves report quality.

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

Name                       Age  Position With Company
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

                                                                    Director
Name                  Age        Principal Occupation                Since
Alan Kessman           49   President, Chief Executive  Officer and   1983
                            Chairman of  the Board  of the  Company
                            since 1988;  formerly President,  Chief
                            Executive  Officer and  Chairman of the
                            Board of  ISOETEC Communications,  Inc.
                            ("ISOETEC"),  one   of  the   Company's
                            predecessor  corporations, since  1983.
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

Thurston R. Moore      49   Partner, Hunton & Williams (Attorneys),   1990
                            Richmond, Virginia,  since 1981.

Richard S. Rosenbloom  63   David  Sarnoff  Professor  of  Business   1992
                            Administration,    Harvard     Business
                            School,  since 1980.  Mr. Rosenbloom is
                            a  director  of Arrow Electronics, Inc.

Jerry M. Seslowe       50   Managing  Director of Resource  Holdings  1996
                            Ltd.,   an   investment   and  financial
                            consulting firm, since prior to 1991.

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



ITEM 11.     EXECUTIVE COMPENSATION

Director Compensation

     Each non-employee director receives an annual retainer of $10,000, payable in equal quarterly installments, plus a fee of $1,250 for each Board meeting attended. The Company also reimburses directors for their travel and accommodation expenses incurred in attending Board meetings.

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

                                       Annual Compensation          Long-Term Compensation
                                                      Other            Awards
                                                     Annual            of              All
Name and                                Bonus ($)    Compensa-         Options/        Other(3)
Principal Position  Year   Salary ($)   (1)          tion($) (2)       SARs(#)         Compensation
                                                                                        ($)

Alan Kessman        1995   400,000      -0-          1,100             -0-              10,328


Chairman of the
Board,              1994   391,100      100,000      8,506             -0-              6,978
President and
Chief               1993   374,850      150,764      -0-               50,000           263,491
Executive Officer


Michael W.          1995   256,00       -0-          1,100             -0-              6,353
Yacenda
Executive Vice      1994   243,154      39,600       10,000            -0-              55,597
President
                    1993   225,879      58,684       -0-               32,000           160,388



Stanley M. Blau     1995   197,789      -0-          -0-               15,000           3,367
Vice Chairman
                    1994   201,738      7,713        -0-               15,000           3,276

                    1993   193,973      37,083       -0-               20,000           22,645


Shlomo Shur         1995   215,700      -0-          -0-               -0-              5,514
Senior Vice
President           1994   211,539      23,088       10,000            -0-              4,199
Advanced
Technology          1993   203,390      38,885       -0-               25,000           4,750


Andrew              1995   214,000      -0-          -0-               -0-              5,535
Kontomerkos
Senior Vice         1994   205,888      28,025       10,000            -0-              4,899
President
Hardware            1993   193,973      37,083       -0-               20,000           6,060
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



                                                                                                        Potential Realized Value
                                                                                                       at Assumed Annual Rates of
                                                                                                        Stock Price Appreciation
                                           Individual  Grants                                                for Option Term
- - ------------------------------------------------------------------------------------------------     -------------------------------
                                             % of Total
                                               Options         Exercise
                                             Granted to         or Base
                              Options       Employees in         Price         Expiration
          Name              Granted (#)     Fiscal Year         ($/Sh)            Date                   5% ($)          10% ($)
- - ------------------------------------------------------------------------------------------------     -------------------------------
      Alan Kessman               0                0                0                0                       0               0
   Michael W. Yacenda            0                0                0                0                       0               0
     Stanley M. Blau            15,000           2.5             $3.13           3/23/00                 12,950          28,617
       Shlomo Shur               0                0                0                0                       0               0
   Andrew Kontomerkos            0                0                0                0                       0               0

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


                                                                                       Value of
                                                                   Number of          Unexercised
                                                                  Unexercised         In-the-Money
                                                                    Options             Options
                                                                   at Fiscal           at Fiscal
                                                                  Year-End (#)      Year-End ($) (1)
                                                                  ---------------   -------------------
               Shares Acquired                                     Exercisable/        Exercisable/
Name           on Exercise (#)    Value Realized ($)               Unexercisable       Unexercisabl
               --------------     ------------------               --------------
Alan Kessman         137,500          262,500                      65,688/35,000      74,097/18,438

Michael W.           158,273          302,697                      66,000/27,000      60,313/16,688
Yacenda

Stanley M. Blau       0                 -0-                       381,500/15,000      446,719/8,438

Shlomo Shur          286,930          495,854                      62,500/17,500       59,219/9,219

Andrew Kontomerkos   296,425          578,660                      45,250/13,750       42,078/7,109



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


                                                               Percentage
                                    Shares of Common Stock          of
    Name of Beneficial Owner           Beneficially Owned     Common Stock (1)
    ------------------------        -----------------------   ----------------
Stanley M. Blau (2)  . . . . . . . . .      753,846                1.4
Entities Associated with Hambrecht &
   Quist Group (3)   . . . . . . . . .    4,822,989                9.3
      One Bush Street
      San Francisco, CA 94104
Alan Kessman (4)   . . . . . . . . . .    1,760,682                3.4
Thurston R. Moore (5)  . . . . . . . .      108,635                *
Entities Associated with
      Edmund H. Shea, Jr. (6). . . . .    3,249,895                6.3
      655 Brea Canyon Road

                                                               Percentage
                                    Shares of Common Stock          of
    Name of Beneficial Owner           Beneficially Owned     Common Stock (1)
    ------------------------        -----------------------   ----------------

      Walnut Creek, CA 91789
Richard S. Rosenbloom (7)  . . . . . .       50,300                *
Jerry M. Seslowe (8)   . . . . . . . .       69,444                *
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






                                        Shares of Preferred Stock
Beneficially Owned and Percent of Class
                            Series A Stock
                           Series B Stock


 Name of Beneficial Owner

Cooper Life Sciences                78,819         (31.53%)
                                    31,528         (31.53%)
 160 Broadway
 New York, NY 10038


Jerry M. Seslowe                     3,830          (1.53%)
                                     1,532          (1.53%)

James W. Spencer                    26,625         (10.65%)
                                    10,650         (10.65%)
  8446 Bronze Lane
  Highlands Ranch, CO 80126

Watermark Investments              127,895         (51.16%)
  Limited                           51,157         (51.16%)
  730 Fifth Avenue
  New York, NY 10019


All Directors and Officers           3,830          (1.53%)
  as a Group (20 persons)            1,532          (1.53%)




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

                                                               Unpaid
                                                           Indebtedness
                              Highest Amount of                  at
                           Indebtedness Between                3/31/96
 Name                     1/1/95 and 3/31/96 (1)       Including Accrued Interest
- - -----                     ----------------------       --------------------------
 Alan Kessman                 $1,912,500                      $2,097,195

 Michael W. Yacenda           $1,115,625                      $1,223,364

 Shlomo Shur                   $ 557,813                       $ 611,682

 Andrew Kontomerkos            $ 557,813                       $ 611,682

 Barbara C. Anderson           $ 318,750                       $ 349,533


 James E. Cooke III           $  318,750                      $ 349,533

 Anthony R.                   $  446,250                      $ 489,345
 Guarascio

 Israel J. Hersh              $   95,625                      $ 104,860

 Robert W. Hopwood            $  318,750                      $ 348,912

 David E. Lee                 $  318,750                      $ 349,533

 Frank J. Rotatori            $  191,250                      $ 209,720

- - ---------------------


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

                    (a)(1), (a)(2) and (d).  The financial
statements required by this item and incorporated herein by reference are as follows:

                    Report of Independent Public Accountants

                    Consolidated Balance Sheets - December
31, 1995 and 1994

                    Consolidated Statements of Operations -
Years ended December 31, 1995, 1994 and 1993

                    Consolidated Statements of Changes in Stockholders' Equity -
Three years ended December 31, 1995

                    Consolidated  Statements of Cash Flows Years ended  December
31, 1995, 1994 and 1993

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

2-3                        Asset Purchase Agreement by and
                           among Tone Holdings, Inc. and Tone
                           Acquisition Corporation, EXECUTONE
                           Network Services, Inc. and
                           EXECUTONE Information Systems,
                           Inc. dated as of April 9, 1996, and
                           Amendment No. 1 to Asset Purchase
                           Agreement dated as of May 31, 1996,
                           by and among Clarity Telecom
                           Holdings, Inc. (formerly known as
                           Tone Holdings, Inc.), Clarity Telecom,
                           Inc. (formerly known as Tone
                           Acquisition Corporation),
                           EXECUTONE Network Services, Inc.
                           and EXECUTONE Information
                           Systems, Inc. (Confidential portions
                           have been omitted and filed separately
                           with the Commission pursuant to a request for confidential treatment.) Filed herewith.


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

4-10                       Indenture dated March 1, 1986 with
                           United States Trust Company of New
                           York relating to 7 1/2% Convertible
                           Subordinated Debentures of Vodavi
                           Technology Corporation due March
                           15, 2011.   Incorporated by reference
                           to Vodavi Technology Corporation's
                           Registration Statement on Form S-1
                           (as amended) (Registration No. 33-
                           3827) filed on March 9, 1986 and
                           amended April 1, 1986.

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

10-10                      Amendments dated as of April 1,
                           1995, and 1993 to Volume Purchase
                           Agreement dated January 31, 1992,
                           between U. S. Sprint Communications
                           Company Limited Partnership and
                           EXECUTONE Information Systems,
                           Inc. (Confidential portions have
                           been omitted and filed separately with
                           the Commission pursuant to a request
                           for confidential treatment.)
                           Filed herewith.


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

10-21                      Management Agreement for the
                           National Indian Lottery dated January
                           16,1995.  Previously filed.

10-22                      Distributor Agreement dated as of May
                           31, 1996, between EXECUTONE
                           Information Systems, Inc. and Clarity
                           Telecom, Inc. Filed herewith.

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

                                       EXECUTONE Information
                                         Systems, Inc.

                                        By:  /s/ Alan Kessman
                                          --------------------------
                                           Alan Kessman, Chairman, President
                                              and Chief Executive Officer

April 12, 1996
Milford, Connecticut


Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


April 12, 1996                          /s/ Alan Kessman
                                        -----------------------------
                                        Alan Kessman
                                        Chairman, President and
                                        Chief Executive Officer
                                        (Principal Executive Officer)

April 12, 1996                          /s/ Stanley M. Blau
                                        ----------------------------
                                        Stanley M. Blau
                                        Vice Chairman of the Board of
                                        Directors


April 12, 1996                          /s/ Anthony R. Guarascio
                                        -----------------------------
                                        Anthony R. Guarascio
                                        Vice President-Finance
                                        and Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)

April 12, 1996                          /s/ Thurston R. Moore
                                        -------------------------------

                                        Thurston R. Moore
                                        Director

April 12, 1996                          /s/ Richard S. Rosenbloom
                                        --------------------------
                                        Richard S. Rosenbloom
                                        Director

April 12, 1996                          /s/ Jerry M. Seslowe
                                        ---------------------------
                                        Jerry M. Seslowe
                                        Director

April 12, 1996                          /s/ William R. Smart
                                        ----------------------------
                                        William R. Smart
                                        Director

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



ARTHUR ANDERSEN LLP



Stamford, Connecticut
January 26, 1996

                                                                     SCHEDULE II

                                     VALUATION AND QUALIFYING ACCOUNTS
                                           (Amounts in Thousands)


                                                           Additions                             Deductions
                                          ---------------------------------------------        --------------
                                                            Charged                                 Net
                                          Balance at       (Credited)       (Credited)          Writeoffs of           Balance at
                                           Beginning      to Costs and       to  Other          Uncollectible            End of
           Description                     of Period        Expenses         Accounts             Accounts               Period
           -----------                     ---------     --------------     ----------         -------------          -----------
Year ended December 31, 1995
    Deducted from asset accounts:
        Allowance for doubtful accounts     $ 1,335           $ 1,872            --               ($1,492)               $ 1,715
        Allowance for uncollectible
            notes receivable                    691              (432)           --                  --                      259

Year ended December 31, 1994
    Deducted from asset accounts:
        Allowance for doubtful accounts       1,017             1,381            --                (1,063)                 1,335
        Allowance for uncollectible
            notes receivable                  1,084              (393)           --                   --                     691

Year ended December 31, 1993 *
    Deducted from asset accounts:
        Allowance for doubtful accounts       1,046             1,285            --                (1,314)                 1,017
        Allowance for uncollectible
            notes receivable                  1,604              (440)           (80)                 --                   1,084





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

2-3                        Asset Purchase Agreement by and
                           among Tone Holdings, Inc. and Tone
                           Acquisition Corporation, EXECUTONE
                           Network Services, Inc. and
                           EXECUTONE Information Systems,
                           Inc. dated as of April 9, 1996, and
                           Amendment No. 1 to Asset Purchase
                           Agreement dated as of May 31, 1996,
                           by and among Clarity Telecom
                           Holdings, Inc. (formerly known as
                           Tone Holdings, Inc.), Clarity Telecom,
                           Inc. (formerly known as Tone
                           Acquisition Corporation),
                           EXECUTONE Network Services, Inc.
                           and EXECUTONE Information
                           Systems, Inc. (Confidential portions
                           have been omitted and filed separately
                           with the Commission pursuant to a request for confidential treatment.) Filed herewith.

3-1                        Articles of Incorporation, as amended
                           through December 18, 1995 (restated
                           for electronic filing). Preiously filed.

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

4-10                       Indenture dated March 1, 1986 with
                           United States Trust Company of New
                           York relating to 7 1/2% Convertible
                           Subordinated Debentures of Vodavi
                           Technology Corporation due March
                           15, 2011.   Incorporated by reference
                           to Vodavi Technology Corporation's
                           Registration Statement on Form S-1
                           (as amended) (Registration No. 33-
                           3827) filed on March 9, 1986 and
                           amended April 1, 1986.


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

10-10                      Amendments dated as of April 1,
                           1995, and 1993 to Volume Purchase
                           Agreement dated January 31, 1992,
                           between U. S. Sprint Communications
                           Company Limited Partnership and
                           EXECUTONE Information Systems,
                           Inc. (Confidential portions have been
                           omitted and filed separately with the
                           Commission pursuant to a request for
                           confidential treatment.) Filed herewith.

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

10-21                      Management Agreement for the
                           National Indian Lottery dated January
                           16, 1995.  Previously filed.

10-22                      Distributor Agreement dated as of May
                           31, 1996, between EXECUTONE
                           Information Systems, Inc. and Clarity
                           Telecom, Inc. Filed herewith


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

13                         1995 Annual Report to Shareholders
                           of EXECUTONE Information Systems,
                           Inc.  Filed herewith.

21                         Subsidiaries of EXECUTONE
                           Information Systems, Inc.  Previously
                           filed.

23                         Consent of Arthur Andersen LLP.
                           Previously filed.

27                         Financial Data Schedule.  Filed
                           herewith.


                  STATEMENT OF DIFFERENCES

The trademark symbol shall be expressed as ............... 'tm'
The registered trademark symbol shall be expressed as .....'r'
The section symbol shall be expressed as ................. 'ss'