Form 10-Q
period 1996-06-30
EXECUTONE INFORMATION SYSTEMS INC
filed 1996-08-19
CIK 725282

EXECUTONE INFORMATION SYSTEMS, INC. 6/30/96 10-Q


                              FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, DC  20549

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1996

                                  OR

     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                  to

                     Commission File No. 0-11551


                    EXECUTONE Information Systems, Inc.
        (Exact name of registrant as specified in its charter)


               Virginia                     86-0449210
      (State or other jurisdiction of     (IRS  Employer
      incorporation or organization)   Identification No.)


       478 Wheelers Farms Road, Milford, Connecticut      06460
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

The number of shares outstanding of registrant's Common Stock, $.01 par value per share, as of July 31, 1996 was 51,707,480.

                              INDEX



EXECUTONE Information Systems, Inc.

                                                             Page #
PART I.   FINANCIAL INFORMATION


Item 1.        Financial Statements

          Consolidated Balance Sheets -
          June 30, 1996 and December 31, 1995.                  3

          Consolidated Statements of Operations -
          Three Months and Six Months Ended
          June 30, 1996 and 1995.                               4

          Consolidated Statements of Cash Flows -
          Six Months Ended June 30, 1996 and 1995.              5

          Notes to Consolidated Financial Statements.           6


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations        10



PART II.  OTHER INFORMATION                                    15

          SIGNATURES                                           16



EXHIBIT 11.    STATEMENT REGARDING COMPUTATION
               OF PER SHARE EARNINGS                           17

                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

      EXECUTONE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                                                 June 30,      December 31,
(In thousands, except for share amounts)           1996            1995
                                               (Unaudited)
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                     $   43,552      $     8,092
 Accounts receivable, net of
   allowance of $1,139 and $1,715                  26,228           48,531
 Inventories                                       22,288           32,765
 Prepaid expenses and other current assets          3,298            6,584
       Total Current Assets                        95,366           95,972

PROPERTY AND EQUIPMENT, net                         8,311           18,462
INTANGIBLE ASSETS, net                             19,958           20,022
DEFERRED TAXES                                     21,367           29,616
OTHER ASSETS                                        9,615            3,772
                                                $ 154,617      $   167,844

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current portion of long-term debt              $     993      $       932
 Accounts payable                                  33,664           30,676
 Accrued payroll and related costs                  3,612            6,870
 Accrued liabilities                               17,023           11,851
 Deferred revenue and customer deposits             2,981           19,781
       Total Current Liabilities                   58,273           70,110

LONG-TERM DEBT                                     14,006           29,829
LONG-TERM DEFERRED REVENUE                            ---            2,805
       TOTAL LIABILITIES                           72,279          102,744

STOCKHOLDERS' EQUITY:
 Common stock: $.01 par value; 80,000,000 shares
   authorized; 51,688,191 and 51,658,492 issued
   and outstanding                                    517              517
 Preferred stock:  $.01 par value; Cumulative Convertible
   Preferred Stock (Series A), 250,000 shares authorized,
   issued and outstanding; Cumulative Contingently
   Convertible Preferred Stock (Series B), 100,000 shares
   authorized, issued and outstanding               7,300            7,300
 Additional paid-in capital                        78,403           79,668
 Retained earnings (deficit) (since July 1, 1988)  (3,882)         (22,385)
       Total Stockholders' Equity                  82,338           65,100
                                                $ 154,617      $   167,844

The accompanying notes are an integral part of these consolidated balance sheets.


          EXECUTONE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)


(in thousands, except for per share amounts)
                                      Three Months Ended     Six Months Ended
                                           June 30,               June 30,
                                        1996       1995        1996     1995
REVENUES                              $51,982    $78,417     $118,948 $149,225

COST OF REVENUES                       32,973     46,396       73,459   88,855
 Gross Profit                          19,009     32,021       45,489   60,370

OPERATING EXPENSES:
 Product development and engineering    3,611      3,720        7,375    7,427
 Selling, general and administrative   22,575     26,454       48,849   50,258
 Provision for restructuring (Note H)       0     44,042            0   44,042
                                       26,186     74,216       56,224  101,727

OPERATING LOSS                         (7,177)   (42,195)     (10,735) (41,357)

INTEREST EXPENSE                         (755)    (1,043)      (1,563)  (1,958)
GAIN ON SALE OF BUSINESSES (NOTE F)    42,618          0       42,618        0
ACQUISITION COSTS                           0     (1,006)           0   (1,006)
OTHER INCOME (EXPENSE)                    315         19          531      295

INCOME (LOSS) BEFORE INCOME TAXES      35,001    (44,225)      30,851  (44,026)

PROVISION (BENEFIT) FOR INCOME TAXES:
 Cash                                   4,000        100        4,100      200
 Noncash (Note C)                      10,009     (4,389)       8,249   (4,409)
                                       14,009     (4,289)      12,349   (4,209)

NET INCOME (LOSS)                     $20,992   $(39,936)    $ 18,502 $(39,817)


EARNINGS (LOSS) PER SHARE             $  0.40   $  (0.86)    $   0.35 $  (0.86)

WEIGHTED AVG. COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING         52,803     46,590       52,773   46,268





The accompanying notes are an integral part of these consolidated statements.

             EXECUTONE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                         Six Months Ended
(In thousands)                                               June 30,
                                                         1996        1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                   $ 18,502   $ (39,817)
  Adjustments to reconcile net income (loss) to
  net cash provided (used) by operating activities:
    Depreciation and amortization                        2,807       3,355
    Gain on sale of businesses (Note F)                (42,618)        ---
    Provision for restructuring and unusual
      items (Note H)                                       ---      44,042
    Provision/(benefit) for income taxes not
      currently payable                                  8,249      (4,409)
    Noncash expenses, including noncash
      interest expense, noncash provision
      for losses on accounts receivable and
      income from equity investment                       (204)       (138)
  Change in working capital items:
    Accounts receivable                                  4,905      (2,280)
    Inventories                                         (4,614)     (3,007)
    Accounts payable and accruals                        2,096      (9,539)
    Other working capital items                          3,153       1,119

NET CASH USED BY OPERATING ACTIVITIES                   (7,724)    (10,674)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                    (2,164)     (2,270)
  Proceeds from sale of businesses (Note F)             61,948         ---
  Other, net                                               351         540

NET CASH PROVIDED/(USED) BY INVESTING ACTIVITIES        60,135      (1,730)

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Repayments) borrowings under revolving
      credit facility                                  (15,445)     11,012
  Repayments of other long-term debt                      (464)       (535)
  Repurchase of stock                                   (1,983)        (88)
  Proceeds from issuance of stock                          546         855
  Other borrowings                                         395         750

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES       (16,951)     11,994

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS        35,460        (410)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD          8,092       7,849

CASH AND CASH EQUIVALENTS - END OF PERIOD             $ 43,552    $  7,439


Note: The change in working capital items in this statement exclude the effects of the sale of the direct sales offices and any noncash transactions.

The accompanying notes are an integral part of these consolidated statements.

      EXECUTONE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


NOTE A - NATURE OF THE BUSINESS

EXECUTONE Information Systems, Inc. (the "Company") develops, markets and supports voice, data and healthcare communications systems. Products and services include telephone systems, voice mail systems, in-bound and out-bound call center systems, specialized healthcare communications systems and application consulting services and activities through the Unistar subsidiary. Products are sold under the EXECUTONE, INFOSTAR, IDS, LIFESAVER, INFOSTAR/ILS and UNISTAR brand names through a worldwide network of direct sales and service employees and independent distributors.


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

For the six-month periods ended June 30, 1996 and 1995, the Company made cash payments for income taxes of approximately
$779,000 and $89,000, respectively.

NOTE D - EARNINGS PER SHARE

Earnings per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents (which include stock options and warrants) outstanding during the periods. Common stock equivalents and the convertible debentures which are antidilutive have been excluded from the computations.


NOTE E - INVENTORIES

Inventories are stated at lower of first-in, first-out ("FIFO") cost or market and consist of the following at June 30, 1996 and December 31, 1995:


(amounts in thousands)           6/30/96       12/31/95
Raw Materials                   $  4,864       $  4,783
Finished Goods                    17,424         27,982
                                 $22,288        $32,765

NOTE F - SALE OF BUSINESSES

On May 31, 1996, the Company sold its direct sales and service organization, including its network services division and National Service Center, to Clarity Telecom Holdings, Inc. (Clarity), a new acquisition company formed for the acquisition by Bain Capital, Inc. The Company received $61.5 million in cash, a $5.9 million junior subordinated note due July 1, 2004, with interest at 7.5% per year, and warrants to purchase 8% of the equity issued as of the closing in the new company for $1.1 million, exercisable for three years. After discounting the notes and the warrants based upon a 12% discount rate, the total value of the consideration received was $69.6 million. The Company and the buyer also entered into a five-year exclusive distributor agreement pursuant to which the buyer will sell and service EXECUTONE and INFOSTAR telephone products to business and commercial locations that require up to 400 telephones.

The Company retained the healthcare communications division, the call center management division, the National Accounts and Federal Systems marketing groups as well as the recently acquired Unistar business. The sale does not include the Pittsburgh direct sales and service office, which the Company sold to one of its existing independent distributors for approximately $1.3 million in cash and notes in May 1996, resulting in no gain or loss.

The Company recorded a pretax gain of $47.5 million on the sale to Clarity net of transaction, severance and other costs related to the sale. The proceeds were used to repay the Company's bank borrowings, and the excess was invested in short-term cash investments. The final proceeds from this sale are subject to adjustment based upon the closing balance sheets of the businesses sold to Clarity. The Company does not expect any such adjustment to have a material adverse effect on the results of operations, cash flow or financial position.

On April 10, 1996, the Company announced that it had given notice of its intention to terminate its distribution agreement with GPT Video Systems due to failures by GPT to deliver properly functioning videoconferencing products on a timely basis. In June 1996, the Company sold its videoconferencing division to BT Visual Images LLC for a $0.2 million note, royalties on videoconferencing revenue through June 1998 and contingent consideration related to the sale of inventory. The Company recorded a pretax reserve for loss of $3.9 million on the transaction.

In April 1996, the Company also sold its inmate calling business for $0.5 million in cash and notes and recorded a pretax loss of $1.0 million. Neither the Pittsburgh direct sales office, the videoconferencing division, nor the inmate calling business constituted a material portion of the Company's assets, revenues or net income prior to sale.


NOTE G - UNISTAR ACQUISITION

On December 19, 1995, the Company acquired 100% of the common stock of Unistar Gaming Corporation ("Unistar") for 3.7 million shares of the Company's common stock and 350,000 shares of newly issued preferred stock.

The preferred stock consists of 250,000 shares of Cumulative Convertible Preferred Stock, Series A ("Series A Preferred Stock") and 100,000 shares of Cumulative Contingently Convertible Preferred Stock, Series B ("Series B Preferred Stock"). The Series A Preferred Stock has voting rights equal to one share of common stock and will earn dividends equal to 18.5% of the consolidated retained earnings of Unistar as of the end of a fiscal period, less any dividends paid to the holders of the Series A Preferred Stock prior to such date. The Series B Preferred Stock has voting rights equal to one share of common stock and will earn dividends equal to 31.5% of the consolidated retained earnings of Unistar as of the end of a fiscal period, less any dividends paid to the holders of the Series B Preferred Stock prior to such date. All dividends on Preferred Stock are payable (i) when and as declared by the Board of Directors, (ii) upon conversion or redemption of the Series A and Series B Preferred Stock or (iii) upon liquidation. As of June 30, 1996, no dividends have accrued to the preferred stockholders. The Series A and Series B Preferred Stock is redeemable for a total of 13.3 million shares of common stock (Series A Preferred Stock for 4.925 million shares and Series B Preferred Stock for 8.375 million shares) at the Company's option. In the event that Unistar meets certain revenue and profit parameters, the Series A Preferred Stock is convertible for up to 4.925 million shares of common stock and the Series B Preferred Stock is contingently convertible for up to 8.375 million shares of common stock (a total of an additional 13.3 million shares of common stock).

In an attempt to block the NIL, certain states filed letters under 18 U.S.C. Section 1084 to prevent the long-distance carriers from providing telephone service to the NIL. The Coeur d'Alene Tribe of Idaho (CDA) initiated legal action to compel the long-distance carriers to provide telephone service to the NIL. The CDA's position is that the lottery is authorized by the Indian Gaming Regulatory Act ("IGRA") passed by Congress in 1988, that IGRA preempts state and federal statutes, and that the states lack authority to issue the Section 1084 notification letters to any carrier. On February 28, 1996, the NIL was ruled lawful by the CDA Tribal Court. The CDA Tribal Court found that all requirements of IGRA have been satisfied and that the Section 1084 letters issued by certain state attorneys general in an effort to interfere with the lawful operation of the NIL are invalid. In addition, the Court found that the long-distance carriers cannot refuse to provide the service requested in the action based upon 18 U.S.C. Section 1084. Although this ruling is being appealed to the Tribal appellate court and will probably be appealed to the U.S. Federal

Courts, the Company believes the Coeur d'Alene Tribe's position will be upheld on appeal. The
Company has accrued $1 million to cover estimated legal costs through the possible appeal to the U.S. Federal Courts. If the matter is appealed beyond the U.S. Federal Courts, the Company estimates that additional legal costs could be in the range of $1-2 million.


NOTE H - PROVISION FOR RESTRUCTURING

In July 1995, the Company reorganized its then-existing businesses into five divisions: Computer Telephony, Healthcare Communications Systems, Call Center Management, Videoconferencing Products, and Network Services and changed its business strategy in the Computer Telephony division to focus on software applications in the communications market. The Videoconferencing and Network Services Divisions have since been sold (see Note F). The business that was acquired in 1988 was a telephone equipment hardware company focused on customers with small systems, with an emphasis on selling additional hardware and service to generate add-on revenue and was de-emphasized. The Company adopted FAS No. 121, "Accounting for the Impairment of Long-Lived Assets," which was issued in March 1995, requiring impairment to be measured by projecting the lowest level of identifiable future cash flows. The Company concluded there was an impairment. As a result, the Company recorded a $44.0 million provision for restructuring consisting of a $33.5 million goodwill impairment, an $8.8 million writedown of inventory, primarily service stock relating to the impaired assets and other non- recurring inventory adjustments, $0.9 million related to the shutdown of the Company's Scottsdale, Arizona facility and $0.8 million of other unusual items.


NOTE I - OTHER MATTERS

For the six-month periods ended June 30, 1996 and 1995, respectively, the Company made cash payments of approximately
$1.7 million and $1.9 million for interest expense on indebtedness.

In February 1996, the Company received the proceeds of the $1.8 million note from the sale of the Wisconsin direct sales office in December 1995.

During the six-month period ended June 30, 1996, noncash financing activities, other than those related to the sale of certain of the Company's business (see Note F), included a capital lease obligation incurred in connection with an equipment acquisition of $0.3 million.

There were no non-cash financing activities for the six-month period ended June 30, 1995.

Refer to the Consolidated Statements of Cash Flows for information on all cash-related operating, investing and financing activities.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


Introduction

The Company develops, markets and supports voice, data and healthcare communications systems. Products and services include telephone systems, voice mail systems, in-bound and out-bound call center systems, specialized healthcare communications systems, application consulting services and activities through the Unistar subsidiary. Products are sold under the EXECUTONE, INFOSTAR, IDS, LIFESAVER, INFOSTAR/ILS and UNISTAR brand names through a worldwide network of direct sales and service employees and independent distributors.

Revenues are derived from product sales to distributors, direct sales of healthcare and call center products, and direct sales to national accounts and federal government customers, as well as installations, additions, changes, upgrades or relocation of previously installed systems, maintenance contracts, and service charges to the existing base of healthcare, call center, national account and federal government customers.

Results of Operations

On May 31, 1996, the Company sold substantially all of its direct sales and services group, including its long-distance reseller business and National Service Center, for consideration valued at $69.6 million to Clarity Telecom Holdings, Inc. (Clarity). The Company believes that under new ownership, with its increased resources and dedicated focus on sales and service, the sales and service business will grow and increase market share. This will benefit both the Company and Clarity. The Company will benefit from the equipment sales to the former direct sales offices. The Company will retain the Healthcare, Call Center Management ("CCM"), National Accounts and Federal Systems groups, as well as telephony equipment sales to the independent distributors, of which Clarity will be the largest distributor.

The first six months of 1996 represented a transition period for the Company. The primary mission was to complete the sale of the direct sales and service organization while transitioning to a more focused Company. The Company's operating results were adversely affected in both quarters of 1996. During the first three months of 1996, the Company devoted much of its management resources toward efforts to finalize the agreement to sell the direct sales and service organization, which necessitated a delay in the planned restructuring of the direct sales organization until the second quarter. During the second three months of 1996, operating results were adversely affected by two factors. First, as soon as the sale of the direct sales and service offices and the long distance reseller business was announced in April, the Company moved as quickly as possible to close the transaction. This was done to mitigate the adverse affects of uncertainty during any prolonged period of transition. This was believed to be in the best long-term interests of both the Company and Clarity. As a result, the May 31, 1996 closing removed the June retail revenue, traditionally the Company's strongest direct revenue month from the quarterly results, without an immediate reduction in related expenses of the same magnitude. This, combined with the customary adjustments and structural changes necessitated by the transaction, resulted in a transition period that is not comparable to previous periods.
Due to the nature and scope of the changes in the business, the Company does not have complete comparative data available for the 1995 periods based upon the new structure.

The Company reported an operating loss of $7.2 million for the three-month period ended June 30, 1996 and $10.7 million for the six-month period ended June 30, 1996. For the comparable three-month and six-month periods in 1995, the Company reported operating profits (before the provision for restructuring) of $1.8 million and $2.7 million, respectively. The change is attributable to the absence of June 1996 revenue and profit related to the direct offices. For the months of April and May 1995, the operating loss was approximately $7 million which is comparable to the same two months in 1996. During the month of June 1995, the Company generated operating profits to convert the $7 million operating loss into an operating profit of $1.8 million for the second quarter of 1995. This monthly trend is typical for the Company's business whereby the last month in each quarter is the strongest revenue and profit month.

Included in results for the second quarter of 1996 is a net gain on the sale of businesses of $42.6 million. This includes a net pretax gain of $47.5 million on the sale of the direct sales, service and long distance businesses partially offset by losses from the sale of the videoconferencing division and the inmate calling business of $4.9 million. The second quarter of 1995 included a $44.0 million provision for restructuring consisting primarily of a goodwill impairment based on the adoption of FAS No. 121.

Sale of  Businesses

On May 31, 1996, the Company sold its direct sales and service organization, including its network services division, to Clarity Telecom Holdings, Inc. (Clarity), a new acquisition company led by Bain Capital, Inc., for consideration valued at $69.6 million. The Company recorded a pretax gain of $47.5 million net of transaction, severance and other related costs during the period ended June 30, 1996. The proceeds were used to repay the Company's bank borrowings and the excess was invested in short-term cash investments. The final proceeds from this sale are subject to adjustment based upon the closing balance sheets of the businesses sold to Clarity. The Company does not expect any such adjustment to have a material adverse effect on the results of operations, cash flow or financial position.

The Company retains its healthcare communications, and call center management businesses, its National Accounts and Federal Marketing groups and the recently acquired Unistar business. Within these businesses are the Company's high-end applications and the most productive sales representatives, those which carry $1 million per year sales quotas.

Management believes this sale will be good for both companies. Clarity will be able to focus on sales and service and the expansion of market share. The Company will benefit from that expansion through increased product sales. Telephony product sales through existing independent distributors and through Clarity will continue to represent a substantial portion of the Company's revenues. The sale will also allow the Company to dedicate more of its resources to telephony product development, particularly relating to the IDS platform, the development and marketing of the Healthcare and CCM product line and the Unistar business.

The Company is now directing its focus toward the third and fourth quarter of 1996. With the restructuring of the sales organization and the reduction in force during the second quarter, the Company expects to meet its operating targets for the balance of the year (see Forward-Looking Statements).

In June 1996, the Company sold its videoconferencing division to BT Visual Images LLC for a $0.2 million note, royalties on videoconferencing revenue through June 1998 and contingent consideration related to the sale of inventory transferred to the buyer as part of the sale. The Company recorded a reserve for loss of $3.9 million on the transaction during the three-month period ended June 30, 1996. The Company is currently negotiating issues regarding the close of the business with GPT.

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

In an attempt to block the NIL, certain states filed letters under 18 U.S.C. Section 1084 to prevent the long-distance carriers from providing telephone service to the NIL. The CDA initiated legal action to compel the long-distance carriers to provide telephone service to the NIL. The CDA's position is that the lottery is authorized by the Indian Gaming Regulatory Act ("IGRA") passed by Congress in 1988, that IGRA preempts state and federal statutes, and that the states lack authority to issue the
Section 1084 notification letters to any carrier. On February 28, 1996, the NIL was ruled lawful by the CDA Tribal Court. The CDA Tribal Court found that all requirements of IGRA have been satisfied and that the Section 1084 letters issued by certain state attorneys general in an effort to interfere with the lawful operation of the NIL are invalid. In addition, the Court found that the long-distance carriers cannot refuse to provide the service requested in the action based upon 18 U.S.C. Section 1084. The Company has accrued $1 million to cover estimated legal costs through the possible appeal to the U.S. Federal Courts. If the matter is appealed beyond the U.S. Federal Courts, the Company estimates that additional legal costs could be in the range of $1-2 million.

Other than legal costs related to an appeal of the CDA Tribal
Court ruling or other actions by the states, if any, the Company estimates that the additional costs to become operational may amount to between $7-12 million.

The Company believes there is a national market for the NIL based upon research into the experience of other national lotteries and the growth of the overall lottery market. However, there is no assurance that there will be acceptance of a telephone lottery.

Provision for Restructuring

In July 1995, the Company reorganized its then-existing businesses into five divisions: Computer Telephony, Healthcare Communications Systems, Call Center Management, Videoconferencing Products, and Network Services and changed its business strategy in the Computer Telephony division to focus on software applications in the communications market. The Videoconferencing and Network Services Divisions have since been sold (see Note F). The business that was acquired in 1988 was a telephone equipment hardware company focused on customers with small systems, with an emphasis on selling additional hardware and service to generate add-on revenue and was de-emphasized. The

Company adopted FAS No. 121, "Accounting for the Impairment of Long-Lived Assets," which was issued in March 1995, requiring impairment to be measured by projecting the lowest level of identifiable future cash flows. The Company concluded there was an impairment. As a result, the Company recorded a $44.0 million provision for restructuring consisting of a $33.5 million goodwill impairment, an $8.8 million writedown of inventory, primarily service stock relating to the impaired assets and other non- recurring inventory adjustments, $0.9 million related to the shutdown of the Company's Scottsdale, Arizona facility and $0.8 million of other unusual items.

In accordance with the provisions of FAS No. 121, the Company prepared projections of future operating cash flows relating to the telephony business acquired in 1988 based upon the Company's new strategic direction. These projections indicated that this business would not generate sufficient operating cash flows to realize goodwill and the related service stock. The amount of impairment of the telephony goodwill was $33.5 million as of June 30, 1995.

The write-off of inventory, primarily service stock, consisted of $1.3 million of raw materials inventory and $7.5 million of finished goods inventory. These amounts were determined based upon a review of specific inventory parts along with current and projected usage, incorporating the strategic direction of the Company.

Liquidity and Capital Resources

The Company's liquidity is represented by cash, cash equivalents and cash availability under its existing credit facilities. The
Company's liquidity was approximately $68 million and $23 million as of June 30, 1996 and December 31, 1995, respectively.

At June 30, 1996 and December 31, 1995, cash and cash equivalents amounted to $43.6 million and $8.1 million, respectively, an increase generated primarily by $61.9 million in cash proceeds for the sale of the Company's direct sales and service organization. During the six-month period ended June 30, 1996, cash was used to repay $15.8 million of debt, including all of the Company's bank borrowings, repurchase $2.0 of the Company's common stock and to fund the $7.7 million in cash used by operating activities. The remainder of the proceeds were invested in short-term cash securities. Cash used by operating activities was $7.7 million for the six months ended June 30, 1996 compared to the use of cash by operations of $10.6 million for the same period in 1995. The improvement is due to the inventory buildup in late 1994 which was funded in early 1995.

Total debt at June 30, 1996 was $15.0 million, a decrease of $15.8 million from $30.8 million at December 31, 1995.

The Company believes that its existing cash balances and cash flow from operations will be sufficient to meet working capital and other requirements for the next twelve months.

Forward-Looking Statements

The Company's financial operations before and after the sale of the direct sales and service organization are very different. There are significant changes in certain components which should be highlighted. Therefore, the Company believes it would be meaningful to discuss the business on a forward-looking basis.

Based upon the 1995 results of operations, gross profit as a percentage of revenues was 41.5%. After the sale, gross profit is expected to be in the 35 to 36% range. Product development should remain constant in dollars, but due to the lower revenue base will increase as a percentage of revenues from its current level of about 5%, to the 7 to 8% range. SG&A is expected to show a dramatic decrease after the sale. For 1995, SG&A was almost 34% of revenues. After the sale, it is expected to decline into the 19 to 20% range. The decrease will be a result of the elimination of the large direct sales force and downsizing of G&A expenses. Operating income, excluding the provision for restructuring, was 2.6% of revenues for 1995. After the sale, it is expected to be in the 8 to 10% range. Revenues are expected to be in the $45 to $47 million range for the third quarter of 1996 and in the $47 to $49 million range for the fourth quarter of 1996.

The forward-looking statements regarding estimated results for the periods after the sale are based on several assumptions: (1) growth in OEM sales of telephony product pursuant to the distribution agreement with the new Bain company and other OEM telephony shipments of 5% over 1995 OEM sales volume; (2) growth in call center management sales, from $3.7 million for the third and fourth quarters of 1995 combined to $8.7 million for the same quarters in 1996; (3) growth of approximately 22% in healthcare communications sales, from $14.6 million in the last two quarters of 1995 to $17.9 million for the same period in 1996; (4) projected reductions in corporate expenses resulting from the sale of the direct sales and service and network businesses of approximately $2.0 million for the third and fourth quarters of 1996 combined and additional overhead reductions of $2.5 million for the third and fourth quarters of 1996 combined; (5) an increase for the six-month period in 1996 of 26% over 1995 in the Company's National Accounts and Federal Systems revenues; and (6) no significant increases in product manufacturing costs.

The Company's forward-looking statements regarding estimates of the proforma results for the periods after the sale should be evaluated with an appropriate level of caution. If actual events differ materially from the Company's assumptions, projections and estimates, the Company's actual results could vary significantly from the performance projected in the forward-looking statements. Additional information is contained in a Report on Form 8-K filed with the SEC on May 1, 1996 relating to the Company's forward-looking statements.

                        PART II - OTHER INFORMATION


Item 1.        LEGAL PROCEEDINGS
               Not applicable.
Item 2.        CHANGES IN SECURITIES
               Not applicable.
Item 3.        DEFAULTS UPON SENIOR SECURITIES
               Not applicable.
Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          a)   The Registrant's Annual Meeting of Shareholders was held on
               July 30, 1996.
          b) Proxies were solicited by the Registrant's management pursuant to Regulation 14 under the Securities Act of 1934; there was no solicitation in opposition to management's nominees listed in the Proxy Statement dated June 3, 1996 and all such nominees were elected pursuant to the vote of the shareholders.
          c) The issuance of up to 8,375,000 shares of the Registrant's Common Stock upon conversion or redemption of the Cumulative Contingently Convertible Preferred Stock, Series B, described under "Proposal 2" in the Proxy Statement dated June 3, 1996, which section is incorporated herein by reference, was approved by a vote of the majority of the Registrant's outstanding Common and Preferred Stock as follows:
                            For:      26,344,232
                            Against:     724,404
                            Abstain:     181,710
          d) The amendment of the Registrant's 1990 Directors Stock Option Plan described under "Proposal 3" in the Proxy Statement dated June 3, 1996, which section is incorporated herein by reference, was approved by a vote of the majority of the Registrant's outstanding Common and Preferred Stock as follows:
                            For:      38,540,409
                            Against:   1,008,503
                            Abstain:     170,775
          e) The amendment of the Registrant's 1994 Executive Stock Incentive Plan described under "Proposal 4" in the Proxy Statement dated June 3, 1996, which section is incorporated herein by reference, was approved by a vote of the majority of the Registrant's outstanding Common and Preferred Stock as follows:
                            For:      38,576,769
                            Against:     994,964
                            Abstain:     147,954
          f) The total number of shares of the Registrant's Common Stock, $.01 par value, and Preferred Stock, $.01 per value, outstanding as of June 3, 1996, the record date for the Annual Meeting, was 52,390,731, and 40,470,703 shares were represented in person or by proxy at the Meeting.
Item 5.        OTHER INFORMATION
               Not applicable.
Item 6.        EXHIBITS AND REPORTS ON FORM 8-K
          a)   Exhibits
               11 - Statement Regarding Computation of Per Share Earnings.
          b)   Reports on Form 8-K
               On May 1, 1996, the Company filed a Current Report on
               Form 8-K reporting the announcement of the agreement to sell the direct sales and service organization, including the network services division, and certain forward-looking financial information.

               On June 15, 1996, the Company filed a Current Report on Form 8-K reporting the closing of the sale of the direct sales and service organization, including the network services division, and pro forma financial information.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


               EXECUTONE Information Systems, Inc.



Dated:    August 19, 1996                       /s/ Alan Kessman
                                                Alan Kessman
                                                Chairman, President and
                                                Chief Executive Officer



Dated:    August 19, 1996                       /s/ Anthony R. Guarascio
                                                Anthony R. Guarascio
                                                Vice President Finance and
                                                Chief Financial Officer