Form 10-K405/A
period 1995-12-31
EXECUTONE INFORMATION SYSTEMS INC
filed 1996-08-29
CIK 725282

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
(d) OF THE                 SECURITIES EXCHANGE ACT OF 1934
(NO FEE REQUIRED)

For the transition period from ____________ to ________________

Commission File Number:  0-11551


                       EXECUTONE INFORMATION SYSTEMS, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Virginia                                                  86-0449210
- --------------------------------------------------------------         -----------------
(State or other jurisdiction of incorporation or organization)         (I.R.S. Employer
Identification No.)

478 Wheelers Farms Road, Milford, Connecticut                                 06460
- --------------------------------------------------------------         -----------------
(Address of principal executive offices)                                   (Zip Code)


Registrant's telephone number, including area code:  (203)876-7600


Securities registered pursuant to Section 12(b) of the Act:

    Title of each class     Name of each exchange on which registered
    -------------------     ------------------------------------------
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

         The telephone operations of the NIL cannot begin until the resolution of a pending legal proceeding. Certain states have attempted to block the NIL by filing letters under 18 U.S.C. Section 1084 preventing long-distance carriers from providing telephone service to the NIL based on allegations that the NIL is not legal. The Coeur d'Alene Tribe has initiated legal action to argue that the Lottery is authorized by the Indian Gaming Regulatory Act ("IGRA") passed in 1988, that IGRA preempts state and federal statutes, and that the states lack authority to issue the Section 1084 notification letters to any carrier. On February 28, 1996, the Coeur d"Alene tribal court ruled that all requirements of IGRA have been satisfied, that the Section 1084 letters are invalid, and that the long distance carrier is obligated to provide telephone service for the NIL. Although the ruling has been appealed to the tribal supreme court and will likely be appealed ultimately to U.S. Federal District Court, the Company believes, based upon consultation with and opinion rendered by outside legal counsel, that the initial ruling and the Coeur d'Alene Tribe's position will ultimately be upheld.

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



                                                                                                        Potential Realized Value
                                                                                                       at Assumed Annual Rates of
                                                                                                        Stock Price Appreciation
                                           Individual  Grants                                                for Option Term
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
                                             % of Total
                                               Options         Exercise
                                             Granted to         or Base
                              Options       Employees in         Price         Expiration
          Name              Granted (#)     Fiscal Year         ($/Sh)            Date                   5% ($)          10% ($)
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

                                                               Unpaid
                                                           Indebtedness
                              Highest Amount of                  at
                           Indebtedness Between                3/31/96
 Name                     1/1/95 and 3/31/96 (1)       Including Accrued Interest
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

2-3                        Asset Purchase Agreement by and
                           among Tone Holdings, Inc. and Tone
                           Acquisition Corporation, EXECUTONE
                           Network Services, Inc. and
                           EXECUTONE Information Systems,
                           Inc. dated as of April 9, 1996, and
                           Amendment No. 1 to Asset Purchase
                           Agreement dated as of May 31, 1996,
                           by and among Clarity Telecom
                           Holdings, Inc. (formerly known as
                           Tone Holdings, Inc.), Clarity Telecom,
                           Inc. (formerly known as Tone
                           Acquisition Corporation),
                           EXECUTONE Network Services, Inc.
                           and EXECUTONE Information
                           Systems, Inc. (Confidential portions
                           have been omitted and filed separately
                           with the Commission pursuant to a request for confidential treatment.) Previously filed.


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

2-3                        Asset Purchase Agreement by and
                           among Tone Holdings, Inc. and Tone
                           Acquisition Corporation, EXECUTONE
                           Network Services, Inc. and
                           EXECUTONE Information Systems,
                           Inc. dated as of April 9, 1996, and
                           Amendment No. 1 to Asset Purchase
                           Agreement dated as of May 31, 1996,
                           by and among Clarity Telecom
                           Holdings, Inc. (formerly known as
                           Tone Holdings, Inc.), Clarity Telecom,
                           Inc. (formerly known as Tone
                           Acquisition Corporation),
                           EXECUTONE Network Services, Inc.
                           and EXECUTONE Information
                           Systems, Inc. (Confidential portions
                           have been omitted and filed separately
                           with the Commission pursuant to a request for confidential treatment.) Previously filed.

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