Form 10-Q
period 1996-09-30
EXECUTONE INFORMATION SYSTEMS INC
filed 1996-11-13
CIK 725282

EXECUTONE INFORMATION SYSTEMS, INC.  9/30/96  10-Q


                              FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, DC  20549

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1996

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

The number of shares outstanding of registrant's Common Stock, $.01 par value per share, as of October 31, 1996 was 51,647,630.

                              INDEX



EXECUTONE Information Systems, Inc.

                                                             Page #
PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements

          Consolidated Balance Sheets -
          September 30, 1996 and December 31, 1995.              3

          Consolidated Statements of Operations -
          Three Months and Nine Months Ended
          September 30, 1996 and 1995.                           4

          Consolidated Statements of Cash Flows -
          Nine Months Ended September 30, 1996 and 1995.         5

          Notes to Consolidated Financial Statements.            6


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations         11



PART II.  OTHER INFORMATION                                     16

          SIGNATURES                                            17



EXHIBIT 11.    STATEMENT REGARDING COMPUTATION
               OF PER SHARE EARNINGS                            18

                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

      EXECUTONE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                                             September 30,     December 31,
(In thousands, except for share amounts)         1996              1995
                                             (Unaudited)
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                    $    35,296      $     8,092
 Accounts receivable, net of
   allowance of $1,537 and $1,715                  35,140           48,531
 Inventories                                       17,283           32,765
 Prepaid expenses and other current assets          2,242            5,290
       Total Current Assets                        89,961           94,678

PROPERTY AND EQUIPMENT, net                         7,528           18,462
INTANGIBLE ASSETS, net                             19,925           20,022
DEFERRED TAXES                                     20,056           29,616
OTHER ASSETS                                       12,158            5,066
                                              $   149,628      $   167,844

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current portion of long-term debt            $     1,027      $       932
 Accounts payable                                  28,090           30,676
 Accrued payroll and related costs                  3,307            6,870
 Accrued liabilities                               16,190           11,851
 Deferred revenue and customer deposits             3,019           19,781
       Total Current Liabilities                   51,633           70,110

LONG-TERM DEBT                                     14,034           29,829
LONG-TERM DEFERRED REVENUE                            156            2,805
       TOTAL LIABILITIES                           65,823          102,744

STOCKHOLDERS' EQUITY:
 Common stock: $.01 par value; 80,000,000 shares
   authorized; 51,584,935 and 51,658,492 issued
   and outstanding                                    516              517
 Preferred stock:  $.01 par value; Cumulative
   Convertible Preferred Stock (Series A),
   250,000 shares authorized, issued and
   outstanding; Cumulative Contingently
   Convertible Preferred Stock (Series B),
   100,000 shares authorized, issued and
   outstanding                                      7,300           7,300
 Additional paid-in capital                        77,748          79,668
 Accumulated deficit (since July 1, 1988)          (1,759)        (22,385)
       Total Stockholders' Equity                  83,805          65,100
                                              $   149,628      $  167,844

The accompanying notes are an integral part of these consolidated balance sheets.

          EXECUTONE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)


(In thousands, except for           Three Months Ended       Nine Months Ended
 per share amounts)                    September 30,           September 30,
                                     1996         1995         1996       1995
REVENUES                          $ 44,791     $ 74,164    $ 163,739  $ 223,390

COST OF REVENUES                    28,333       43,660      101,793    132,515
 Gross Profit                       16,458       30,504       61,946     90,875

OPERATING EXPENSES:
 Product development and
       engineering                   3,129        3,553       10,504     10,980
 Selling, general and
       administrative               10,134       24,040       58,983     74,298
 Provision for restructuring
       (Note H)                          0            0            0     44,042
                                    13,263       27,593       69,487    129,320

OPERATING INCOME/(LOSS)              3,195        2,911       (7,541)   (38,445)

INTEREST EXPENSE                      (550)      (1,044)      (2,113)    (3,002)
GAIN ON SALE OF BUSINESSES (NOTE F)      0            0       42,618          0
ACQUISITION COSTS                        0          (16)           0     (1,022)
OTHER INCOME, NET                      890          354        1,420        646

INCOME (LOSS) BEFORE INCOME TAXES    3,535        2,205       34,384    (41,823)

PROVISION (BENEFIT) FOR INCOME TAXES:
 Cash                                  100          100        4,200        300
 Noncash (Note C)                    1,311          782        9,560     (3,627)
                                     1,411          882       13,760     (3,327)

NET INCOME (LOSS)                 $  2,124     $  1,323    $  20,624  $ (38,496)


EARNINGS (LOSS) PER SHARE         $   0.04     $   0.03    $    0.39  $   (0.83)

WEIGHTED AVG. COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING      52,176       49,014       52,558     46,478




The accompanying notes are an integral part of these consolidated statements.


             EXECUTONE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                      Nine Months Ended
(In thousands)                                          September 30,
                                                    1996             1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                              $ 20,624        $ (38,496)
  Adjustments to reconcile net income (loss)
    to net cash used by operating activities:
    Depreciation and amortization                   3,484            4,701
    Gain on sale of businesses (Note F)           (42,618)             ---
    Provision for restructuring (Note H)              ---           44,042
    Provision/(benefit) for income taxes
       not currently payable                        9,560           (3,627)
    Noncash expenses, including noncash
       interest expense, noncash provision
       for losses on accounts receivable and
       income from equity investment                 (549)             124
  Change in working capital items:
    Accounts receivable                            (3,868)             445
    Inventories                                       311           (1,347)
    Accounts payable and accruals                  (4,617)         (11,050)
    Other working capital items                     3,104            1,947

NET CASH USED BY OPERATING ACTIVITIES             (14,569)          (3,261)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment               (2,137)          (2,950)
  Proceeds from sale of businesses (Note F)        61,948            1,200
  Investment in IGT and CWH (Note G)                 (800)             ---
  Other, net                                          367              518

NET CASH PROVIDED/(USED) BY INVESTING ACTIVITIES   59,378           (1,232)

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Repayments)/borrowings under revolving
       credit facility                            (15,445)           3,033
  Repayments of other long-term debt                 (675)            (380)
  Repurchase of stock                              (2,894)            (192)
  Proceeds from issuance of stock                     801            1,250
  Other borrowings                                    608              750

NET CASH (USED)/PROVIDED BY FINANCING ACTIVITIES  (17,605)           4,461

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS   27,204              (32)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD     8,092            7,849

CASH AND CASH EQUIVALENTS - END OF PERIOD        $ 35,296         $  7,817



The accompanying notes are an integral part of these consolidated statements.


         EXECUTONE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)


NOTE A - NATURE OF THE BUSINESS

EXECUTONE Information Systems, Inc. (the "Company") develops, markets and supports voice and data systems and healthcare communications systems. Products and services include telephone systems, voice mail systems, in-bound and out-bound call center systems, specialized healthcare communications systems and application consulting services. The Company, through its Unistar Entertainment subsidiary, also has the exclusive right to design, develop and manage the National Indian Lottery. Products and services are sold under the EXECUTONE, INFOSTAR, IDS, LIFESAVER, INFOSTAR/ILS and UNISTAR brand names through a worldwide network of direct sales and service employees and independent distributors.


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

For the nine-month periods ended September 30, 1996 and 1995, the Company made cash payments for income taxes of approximately
$869,000 and $138,000, respectively.

NOTE D - EARNINGS PER SHARE

Earnings per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents (which include stock options and warrants) outstanding during the periods. Common stock equivalents and the convertible debentures which are antidilutive have been excluded from the computations.


NOTE E - INVENTORIES

Inventories are stated at lower of first-in, first-out ("FIFO") cost or market and consist of the following at September 30, 1996 and December 31, 1995:


(amounts in thousands)                  9/30/96      12/31/95
Raw Materials                          $  3,915      $  4,783
Finished Goods                           13,368        27,982
                                       $ 17,283      $ 32,765

NOTE F - SALE OF BUSINESSES

On May 31, 1996, the Company sold its direct sales and service organization, including its network services division and National Service Center, to Clarity Telecom Holdings, Inc. d/b/a Executone Business Solutions (Clarity), a new acquisition company formed for the acquisition by Bain Capital, Inc. The Company received $61.5 million in cash, a $5.9 million junior subordinated note due July 1, 2004, with interest at 7.5% per year, and warrants to purchase 8% of the equity issued as of the closing in the new company for $1.1 million, exercisable for three years. After recording the notes and the warrants at their fair market value, the total value of the consideration received was $69.6 million. The Company and Clarity also entered into a five-year exclusive distributor agreement pursuant to which Clarity will sell and service EXECUTONE and INFOSTAR telephone products to business and commercial locations that require up to 400 telephones.

The Company retained the healthcare communications division, the call center management division, the National Accounts and Federal Systems marketing groups as well as the recently acquired Unistar business. The sale did not include the Pittsburgh direct sales and service office, which the Company sold to one of its existing independent distributors for approximately $1.3 million in cash and notes in May 1996, resulting in no gain or loss.

The Company recorded a pretax gain of $47.5 million on the sale to Clarity net of transaction, severance and other costs related to the sale. The proceeds were used to repay the Company's bank borrowings, and the excess was invested in short-term cash investments. The final proceeds from this sale are subject to adjustment based upon the closing balance sheets of the businesses sold to Clarity. In October 1996, the Company and Clarity reached an agreement on the amount of the adjustment, subject to the drafting and execution of the written documents. The Company does not expect the adjustment to have a material adverse effect on its results of operations, cash flow or financial position.

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


NOTE G - UNISTAR ACQUISITION

On December 19, 1995, the Company acquired 100% of the common stock of Unistar Gaming Corporation ("Unistar") for 3.7 million shares of the Company's common stock and 350,000 shares of newly issued preferred stock. Unistar has an exclusive five-year contract to design, develop, finance and manage the National Indian Lottery (NIL). In return for providing the services, Unistar will be paid a fee equal to 30% of the profits of the NIL. The excess of the purchase price over the value of the net liabilities assumed has been allocated to the management agreement with the Coeur d'Alene Tribe of Idaho (CDA) and will be amortized over the five-year term of the contract commencing with the first significant lottery revenues.

The preferred stock consists of 250,000 shares of Cumulative Convertible Preferred Stock, Series A ("Series A Preferred Stock") and 100,000 shares of Cumulative Contingently Convertible Preferred Stock, Series B ("Series B Preferred Stock"). The Series A Preferred Stock has voting rights equal to one share of common stock and will earn dividends equal to 18.5% of the consolidated retained earnings of Unistar as of the end of a fiscal period, less any dividends paid to the holders of the Series A Preferred Stock prior to such date. The Series B Preferred Stock has voting rights equal to one share of common stock and will earn dividends equal to 31.5% of the consolidated retained earnings of Unistar as of the end of a fiscal period, less any dividends paid to the holders of the Series B Preferred Stock prior to such date. All dividends on Preferred Stock are payable (i) when and as declared by the Board of Directors, (ii) upon conversion or redemption of the Series A and Series B Preferred Stock or (iii) upon liquidation. As of September 30, 1996, no dividends have accrued to the preferred stockholders. The Series A and Series B Preferred Stock is redeemable for a total of 13.3 million shares of common stock (Series A Preferred Stock for 4.925 million shares and Series B Preferred Stock for
8.375 million shares) at the Company's option. In the event that Unistar meets certain revenue and profit parameters, the Series A Preferred Stock is convertible for up to 4.925 million shares of common stock and the Series B Preferred Stock is contingently convertible for up to 8.375 million shares of common stock (a total of an additional 13.3 million shares of common stock).

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

Section 1084 letters issued by certain state attorneys general in an effort to interfere with the lawful operation of the NIL are invalid. In addition, the Court found that the long-distance carriers cannot refuse to provide the service requested in the action based upon 18 U.S.C. Section 1084. This ruling is currently being appealed to the CDA Tribal Supreme Court with a hearing date currently anticipated for the first quarter of 1997. Although the Company also anticipates an appeal in the U.S. Federal District Court, the Company believes, based on consultation with and opinions rendered by outside legal counsel, that the CDA's position will be upheld on appeal. The Company has accrued $1 million to cover estimated legal costs through the possible appeal to the U.S. Federal District Court. If the matter is appealed beyond the U.S. Federal District Court or if additional court challenges are brought by states opposed to the NIL, the Company estimates that additional legal costs could be in the range of $1-2 million.

Funding for Unistar capital expenditures, including the computers and software to build the telecommunications system will be capitalized and depreciated over the life of the management agreement. Funding by Unistar on behalf of the NIL to complete the building on the CDA reservation, which will be the operations center for the lottery, will be deferred and amortized over the life of the management agreement. The guaranteed monthly advance to the CDA of $25,000, which began in January 1996, and other reimbursable expenses, will be reflected as a non-current receivable and will be reimbursed when the NIL is operational and making profit distributions to Unistar. Unistar's expenditures will be expensed as incurred. The Company expects it will be able to obtain additional financing for these costs, if necessary.

On September 9, 1996, the Company announced a series of agreements with Internet Gaming Technologies, Inc. (IGT) and CasinoWorld Holdings, Ltd. (CWH). IGT and CWH have agreed to deliver to Unistar a turnkey system for use in the NIL, including hardware and a fully-paid software license from CWH for its system architecture and proprietary technology. The technology is currently in use in an Internet and telephony-based wagering system in Monaco and will be incorporated in a turnkey system for Unistar. The Company has agreed to pay a maximum of $5 million, of which $800,000 was paid through September 30, 1996, for the turnkey wagering system and the software license. As part of the consideration paid, the Company has obtained an equity interest of 2.2% of IGT (up to a maximum of 9.6%) and warrants to obtain up to 4% of CWH. Future payments are based on certain milestones being achieved by CWH in delivering a turnkey lottery system to include the computer hardware, on-site central office type telephone switch, interactive voice response and other equipment necessary for Unistar to establish and run the National Indian Lottery, as well as a mirror backup site for IGT. The software includes the gaming system, the business system and the banking interface. The investment in IGT shares will be accounted for under the cost method. The payments to IGT and CWH for the turnkey lottery system will be capitalized and amortized over the life of the management agreement.

The Company believes there is a national market for the NIL based upon research into the experience of other multi-state lotteries and the growth of the overall lottery market. However, there is no assurance that there will be acceptance of a telephone lottery or the NIL generally.


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


NOTE I - OTHER MATTERS

For the nine-month periods ended September 30, 1996 and 1995, respectively, the Company made cash payments of approximately
$2.5 million and $3.0 million for interest expense on indebtedness.

In February 1996, the Company received the proceeds of the $1.8 million note from the sale of the Wisconsin direct sales office in December 1995. In September 1995, the Company received the proceeds of the $1.2 million note from the sale of its Vodavi Communications Systems Division.

During the nine-month period ended September 30, 1996, noncash investing and financing activities, other than those related to the sale of certain of the Company's businesses (see Note F), included a capital lease obligation incurred in connection with an equipment acquisition of $0.3 million.

The only non-cash financing activities for the nine-month period ended September 30, 1995, related to a capital lease obligation incurred in connection with equipment acquisitions of $0.3 million.

Refer to the Consolidated Statements of Cash Flows for information on all cash-related operating, investing and financing activities.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


Introduction

The Company develops, markets and supports voice and data systems and healthcare communications systems. Products and services include telephone systems, voice mail systems, in-bound and out-bound call center systems, specialized healthcare communications systems and application consulting services. The Company, through its Unistar Entertainment subsidiary, also has the exclusive right to design, develop and manage the National Indian Lottery. Products are sold under the EXECUTONE, INFOSTAR, IDS, LIFESAVER, INFOSTAR/ILS and UNISTAR brand names through a worldwide network of direct sales and service employees and independent distributors.

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

Results of Operations

On May 31, 1996, the Company sold substantially all of its direct sales and services group, including its long-distance reseller business and National Service Center, for consideration valued at $69.6 million to Clarity Telecom Holdings, Inc. d/b/a Executone Business Solutions (Clarity). The Company believes that the transfer of this business to new ownership, with its increased resources and dedicated focus on sales and service, will grow and increase the market share of the sales and service business, resulting in increased equipment sales to the former direct sales offices. The Company retains the Healthcare, Call Center Management ("CCM"), National Accounts and Federal Systems groups, as well as telephony equipment sales to the independent distributors, of which Clarity is the largest distributor.

For the first six months of 1996, the primary mission of the Company was to complete the sale of the direct sales and service organization while transitioning to a more focused Company. The Company devoted much of its management resources during that period toward efforts to finalize the agreement to sell the direct sales and service organization, adversely affecting the Company's financial results on a year-to-date basis. The three-month period ended September 30, 1996 was the Company's first standalone quarter since the sale. The Company was able to achieve its forecasted revenue, maintain solid order levels, convert inventory into receivables and resolve numerous transitional issues.

As a result of the sale, financial results for the three-month and nine-month periods ended September 30, 1996 are not comparable to same prior year period, other than on certain measures of overall profitability. Revenues for the three-month period ended September 30, 1996 totaled $44.8 million. Gross profit margin for the three-month period ended September 30, 1996 was 36.7%. This was slightly higher than the Company's forecasted expectations due to improved pricing margins from favorable product mix in the Computer Telephony division.
Product development expenses were $3.1 million or 7% of revenues which was in line with the Company's spending projections. Selling and G&A expenses for the three-month period ended September 30, 1996 were $10.1 million or 22.6% of revenues.
These expenses were higher than originally planned, as the Company incurred certain one-time charges.

Operating income for the three-month period ended September 30, 1996 was $3.2 million or 7.1% of revenue versus an operating profit of $2.9 million or 3.9% of revenue for the prior year period. For the nine-month period ended September 30, 1996, the Company reported an operating loss of $7.5 million. For the comparable nine-month period in 1995, the Company reported an operating profit (before the provision for restructuring) of $5.6 million. The change is attributable to two factors. First, as previously noted, the process of negotiating and closing the sale during the first half of the year had an adverse impact on operating results. Second, the closing of the sale on May 31, 1996 excluded the revenue and profit related to the direct offices for the month of June 1996, traditionally the strongest direct revenue month, from the Company's operating results. During the month of June 1995, the Company generated operating profits of almost $9 million.

Net income for the three-month period ended September 30, 1996 was $2.1 million or $0.04 per share on 52.2 million shares outstanding compared to net income of $1.3 million or $0.03 per share on 49.0 million shares outstanding for the same period in 1995.

Included in results for the nine-month period ended September 30, 1996 is a net gain on the sale of businesses of $42.6 million. This includes a net pretax gain of $47.5 million on the sale of the direct sales, service and long distance businesses partially offset by losses from the sale of the videoconferencing division and the inmate calling business of $4.9 million. The comparable period in 1995 included a $44.0 million provision for restructuring consisting primarily of a goodwill impairment based on the adoption of FAS No. 121.

Sale of  Businesses

On May 31, 1996, the Company sold its direct sales and service organization, including its network services division, to Clarity Telecom Holdings, Inc. (Clarity), a new acquisition company led by Bain Capital, Inc., for consideration valued at $69.6 million. The Company recorded a pretax gain of $47.5 million net of transaction, severance and other related costs during the period ended June 30, 1996. The proceeds were used to repay the Company's bank borrowings and the excess was invested in short-term cash investments. The final proceeds from this sale are subject to adjustment based upon the closing balance sheets of the businesses sold to Clarity. In October 1996, the Company and Clarity reached agreement on the amount of the adjustment, subject to the drafting and execution of the written documents. The Company does not expect the adjustment to have a material adverse effect on its results of operations, cash flow or financial position.

The Company retains its healthcare communications and CCM businesses, its National Accounts and Federal Marketing groups and the Unistar business. Within these businesses are the Company's high-end applications and the most productive sales representatives, those which carry $1 million per year sales quotas.

Management believes this sale will be good for both companies. Clarity will be able to focus on sales and service and the expansion of market share. The Company will benefit from that expansion through increased product sales. Telephony product sales through existing independent distributors and through Clarity will continue to represent a substantial portion of the Company's revenues. The sale will also allow the Company to dedicate more of its resources to telephony product development, particularly relating to the IDS platform, the development and marketing of the Healthcare and CCM product lines and the Unistar business.

In June 1996, the Company sold its videoconferencing division to BT Visual Images LLC for a $0.2 million note, royalties on videoconferencing revenue through June 1998 and contingent consideration related to the sale of inventory transferred to the buyer as part of the sale. The Company recorded a reserve for loss of $3.9 million on the transaction during the three-month period ended June 30, 1996. The Company is currently negotiating issues regarding the close of the business with GPT Video Systems, with whom the Company terminated its distribution agreement for failure to deliver properly functioning videoconferencing products on a timely basis.

Unistar Acquisition

On December 19, 1995, the Company acquired 100% of the common stock of Unistar Gaming Corporation ("Unistar"), a privately-held company that has an exclusive five-year contract to design, develop, finance, and manage the National Indian Lottery ("NIL"). (See Note G of the Notes to Consolidated Financial Statements for the terms of the agreement.)

Management believes the Unistar business is a natural extension of its telephony and call center businesses. Calls via an 800 number will be processed with Interactive Voice Response ("IVR") equipment or live agents located on the Coeur d'Alene Indian Tribe of Idaho ("CDA") Reservation using ACD software to process nationwide wagering activity. The Company has made a significant equity investment in Unistar, initially creating 8% dilution to the Company's shareholders. In the opinion of the Company's management, this investment is justified based upon the potential returns.

In an attempt to block the NIL, certain states filed letters under 18 U.S.C. Section 1084 to prevent the long-distance carriers from providing telephone service to the NIL based upon allegations that the NIL is not legal. The CDA initiated legal action to compel the long-distance carriers to provide telephone service to the NIL. The CDA's position is that the lottery is authorized by the Indian Gaming Regulatory Act ("IGRA") passed by Congress in 1988, that IGRA preempts state and federal statutes, and that the states lack authority to issue the Section 1084 notification letters to any carrier. On February 28, 1996, the NIL was ruled lawful by the CDA Tribal Court. The CDA Tribal Court found that all requirements of IGRA have been satisfied and that the Section 1084 letters issued by certain state attorneys general in an effort to interfere with the lawful operation of the NIL are invalid. In addition, the Court found that the long-distance carriers cannot refuse to provide the service requested in the action based upon 18 U.S.C. Section 1084. The Company has accrued $1 million to cover estimated legal costs through the possible appeal to the U.S. Federal District Court. If the matter is appealed beyond the U.S. Federal District Court or if additional court challenges are brought by states opposed to the NIL, the Company estimates that additional legal costs could be in the range of $1-2 million. The Company estimates that the additional funds to become operational may amount to between $7-12 million.

As announced on September 9, 1996, Unistar has signed agreements with Internet Gaming Technologies and CasinoWorld Holdings, Ltd. for software licenses and development, system architecture and proprietary technology (see Note G of the Notes to Consolidated Financial Statements for the terms of the agreement). The development of these systems is a critical step in the process of developing the telephone lottery, enabling the telephone lottery to begin as soon as the legal issues are resolved. The National Indian Lottery is scheduled to be live on the Internet, including a new Home Page that will field trial the lottery-type games and allow people to register and play without wagering, by December 31, 1996.

Provision for Restructuring

In July 1995, the Company reorganized its then-existing businesses into five divisions: Computer Telephony, Healthcare Communications Systems, Call Center Management, Videoconferencing Products, and Network Services and changed its business strategy in the Computer Telephony division to focus on software applications in the communications market. The Videoconferencing and Network Services Divisions have since been sold (see Note F). The business that was acquired in 1988 was a telephone equipment hardware company focused on customers with small systems, with an emphasis on selling additional hardware and service to generate add-on revenue and the business was de-emphasized. The Company adopted FAS No. 121, "Accounting for the Impairment of Long-Lived Assets," which was issued in March 1995, requiring impairment to be measured by projecting the lowest level of identifiable future cash flows. The Company concluded there was an impairment. As a result, the Company recorded a $44.0 million provision for restructuring consisting of a $33.5 million goodwill impairment, an $8.8 million writedown of inventory, primarily service stock relating to the impaired assets and other non- recurring inventory adjustments, $0.9 million related to the shutdown of the Company's Scottsdale, Arizona facility and $0.8 million of other unusual items.

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

Liquidity and Capital Resources

The Company's liquidity is represented by cash, cash equivalents and cash availability under its existing credit facilities. The
Company's liquidity was approximately $61 million and $23 million as of
September 30, 1996 and December 31, 1995, respectively.

At September 30, 1996 and December 31, 1995, cash and cash equivalents amounted to $35.3 million and $8.1 million, respectively, an increase of $27.2 million generated primarily by $61.9 million in cash proceeds for the sale of the Company's direct sales and service organization. During the nine-month period ended September 30, 1996, cash was used to repay $16.1 million of debt, including all of the Company's bank borrowings, repurchase $2.9 million of the Company's common stock and to fund the $14.6 million in cash used by operating activities. The remainder of the proceeds were invested in short-term cash securities. Cash used by operating activities was $14.6 million for the nine months ended September 30, 1996 compared to the use of cash by operations of $3.2 million for the same period in 1995. The increase in cash used by operating activities is primarily due to the operating losses generated during the transition period in the first six months of 1996. In addition, during the three-month period ended September 30, 1996, the Company experienced a one-time growth in trade receivables of $5.0 million due to the 60-day terms extended to Clarity per the sale contract.

Total debt at September 30, 1996 was $15.0 million, a decrease of $15.8 million from $30.8 million at December 31, 1995.
Outstanding debt at September 30, 1996 consists of $12.3 million in subordinated debt, due in 2011, with the balance primarily capitalized lease obligations.

The Company believes that its existing cash balances and cash flow from operations will be sufficient to meet working capital and other requirements for the next twelve months.

Forward-Looking Statements

The Company's financial operations before and after the sale of the direct sales and service organization are very different. There are significant changes in certain components which have been highlighted in the Company's previously-filed quarterly report on Form 10-Q for the period ended June 30, 1996.

                        PART II - OTHER INFORMATION


Item 1.        LEGAL PROCEEDINGS
               Not applicable.

Item 2.        CHANGES IN SECURITIES
               Not applicable.

Item 3.        DEFAULTS UPON SENIOR SECURITIES
               Not applicable.

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               The 1996 Annual Meeting of Shareholders was held on July 30, 1996 and the votes at that meeting were reported in the Company's quarterly report on Form 10-Q for the period ended June 30, 1996.

Item 5.        OTHER INFORMATION
               Not applicable.

Item 6.        EXHIBITS AND REPORTS ON FORM 8-K
          a)   Exhibits
               11 - Statement Regarding Computation of Per Share Earnings.
          b)   Reports on Form 8-K
               On September 24, 1996, the Company filed an amended Current Report on Form 8-K/A reporting the closing of the sale of the direct sales and service organization, including the network services division, and pro forma financial information.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


               EXECUTONE Information Systems, Inc.



Dated:    November 14, 1996   /s/ Alan Kessman
                              Alan Kessman
                              Chairman, President and
                              Chief Executive Officer



Dated:    November 14, 1996   /s/ Anthony R. Guarascio
                              Anthony R. Guarascio
                              Vice President Finance and
                              Chief Financial Officer