Form 10-K405/A
period 1995-12-31
EXECUTONE INFORMATION SYSTEMS INC
filed 1997-02-18
CIK 725282

                                   FORM 10-K/A

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1995

                                       OR

[ ] TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ____________ to ________________

Commission File Number:  0-11551


                       EXECUTONE INFORMATION SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Virginia                                                  86-0449210
--------------------------------------------------------------         -----------------
           (State or other jurisdiction                                  (I.R.S. Employer
        of incorporation or organization)                               Identification No.)

478 Wheelers Farms Road, Milford, Connecticut                                 06460
--------------------------------------------------------------         -----------------
(Address of principal executive offices)                                   (Zip Code)


Registrant's telephone number, including area code:  (203)876-7600


Securities registered pursuant to Section 12(b) of the Act:

    Title of each class     Name of each exchange on which registered
    -------------------     ------------------------------------------
             N/A                    None

           Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
         7 1/2% CONVERTIBLE SUBORDINATED DEBENTURES, DUE MARCH 15, 2011
--------------------------------------------------------------------------------
                                (Title of Class)

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


         The sale will include the Company's National Service Center. The sale does not include the Pittsburgh direct sales and service office, which the Company has separately agreed to sell to one of its existing independent distributors for approximately $1.3 million in cash and notes. The sale of the Direct Sales and Service Group (including the separate sale of the Pittsburgh office) relates primarily to the retail distribution channel of the Computer Telephony division and includes the entire network services division. After the sale, the Computer Telephony division consists of telephony product sales to independent distributors, of which Clarity is the largest distributor, along with the National Accounts and Federal Systems marketing groups. The Company retains its Healthcare Communications and Call Center Management businesses and the Unistar business.

         On April 10, 1996, the Company also announced that it had given notice of its intention to terminate its distribution agreement with GPT Video Systems due to failures by GPT to deliver properly functioning videoconferencing products on a timely basis. In June 1996, the Company completed the sale of its videoconferencing division, including customer service contracts and certain inventory, to BT Visual Images LLC for approximatley $115,000, plus the assumption of certain liabilities relating to the business, of the division.

         In April 1996, the Company also sold its inmate calling business, including certain equipment and customer contracts, for approximately $550,000 plus the assumption of certain obligations relating to the business. This business was part of the Computer Telephony division.

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


         The Company acquired 100% of Unistar for 3.7 million shares of Common Stock, 250,000 shares of Cumulative Convertible Preferred Stock, Series A ("Series A Preferred Stock") and 100,000 shares of Cumulative Contingently Convertible Preferred Stock, Series B ("Series B Preferred Stock").

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


         The telephone operations of the NIL cannot begin until the resolution of a pending legal proceeding. Certain states have attempted to block the NIL by filing letters under 18 U.S.C. Section 1084 preventing long-distance carriers from providing telephone service to the NIL based on allegations that the NIL is not legal. The Coeur d'Alene Tribe has initiated legal action to argue that the Lottery is authorized by the Indian Gaming Regulatory Act ("IGRA") passed in 1988, that IGRA preempts state and federal statutes, and that the states lack authority to issue the Section 1084 notification letters to any carrier. On February 28, 1996, the Coeur d"Alene Tribal Court ruled that all requirements of IGRA have been satisfied, that the Section 1084 letters are invalid, and that the long distance carrier is obligated to provide telephone service for the NIL. This ruling and a related order dated May 1, 1996 are being appealed to the Tribal Appellate Court and probably will be appealed to the United States federal courts as well. The Company has been advised by its outside counsel, Hunton & Williams, that based upon such firm's review of the applicable statutes, regulations and case law, it believes that the National Indian Lottery is authorized under IGRA and that the favorable rulings issued by the Coeur D'Alene Tribal Court on February 28, and May 1, 1996 should be upheld on appeal.

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

Distribution, Production &          Poway, California         115,000 square feet
 Repair Center and Warehouse

Direct Sales and Service            Major cities across U.S.  496,000 square feet
Offices, including warehouses


ITEM 3.                    LEGAL PROCEEDINGS


         On October 16, 1995, the Coeur d 'Alene Tribe filed an action entitled Coeur d'Alene Tribe v. AT&T Corp. in the Tribal Court, located in Plummer, Idaho (Case No. C195-097), requesting a ruling that the NIL is legal under IGRA, that IGRA preempts state laws on the subject of Indian gaming, and the NIL cannot be blocked by state action, and an injunction preventing AT&T from refusing to provide telephone service to the NIL. This action was necessary because several network carriers have been sent Section 1084 letters under the Federal
Communications Act by states opposed to the NIL. These letters state that the NIL is illegal under state and federal laws and prohibit the carriers from carrying network traffic for the NIL. The telephone operations of the NIL cannot begin until resolution of this proceeding and agreement of a network carrier to carry the network traffic of the NIL. On February 28, 1996, the Tribal Court ruled that all requirements of IGRA have been satisfied, that the Section 1084 letters are invalid, and that AT&T is obligated to provide telephone service for the NIL. This ruling and a related order dated May 1, 1996 are being appealed to the Tribal Appellate Court and probably will be appealed to the United States federal courts as well. The Company has been advised by its outside counsel, Hunton & Williams, that based upon such firm's review of the applicable statutes, regulations and case law, it believes that the National Indian Lottery is authorized under IGRA and that the favorable rulings issued by the Coeur D'Alene Tribal Court on February 28, and May 1, 1996 should be upheld on appeal. However, this litigation, as well as other litigation which could be brought by states opposed to the NIL, could delay commencement of operations, and it is impossible at this time to predict when the NIL will commence operations. The Company does not believe the outcome of this litigation will have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.


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


                                       24







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


                                 25







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


                                 26







other executive officers of the Company. There were no grants of stock appreciation rights made to any officers during 1995, and there are no outstanding stock appreciation rights.



                                                                                                        Potential Realized Value
                                                                                                       at Assumed Annual Rates of
                                                                                                        Stock Price Appreciation
                                           Individual  Grants                                                for Option Term
------------------------------------------------------------------------------------------------     -------------------------------
                                             % of Total
                                               Options         Exercise
                                             Granted to         or Base
                              Options       Employees in         Price         Expiration
          Name              Granted (#)     Fiscal Year         ($/Sh)            Date                   5% ($)          10% ($)
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

                                                               Unpaid
                                                           Indebtedness
                              Highest Amount of                  at
                           Indebtedness Between                3/31/96
 Name                     1/1/95 and 3/31/96 (1)       Including Accrued Interest
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



                                 34







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

13                         1995 Annual Report to Shareholders
                           of EXECUTONE Information Systems,
                           Inc.  Filed herewith.

21                         Subsidiaries of EXECUTONE
                           Information Systems, Inc.  Previously
                           filed.

23.1                       Consent of Arthur Andersen LLP.
                           Filed herewith.

23.2                       Consent of Hunton & Williams. Filed
                           herewith.


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

February 18, 1997
Milford, Connecticut



Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


February 18, 1997                          /s/ Alan Kessman
                                        -----------------------------
                                        Alan Kessman
                                        Chairman, President and
                                        Chief Executive Officer
                                        (Principal Executive Officer)

February 18, 1997                          /s/ Stanley M. Blau
                                        ----------------------------
                                        Stanley M. Blau
                                        Vice Chairman of the Board of
                                        Directors


February 18, 1997                          /s/ Anthony R. Guarascio
                                        -----------------------------
                                        Anthony R. Guarascio
                                        Vice President-Finance
                                        and Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)

February 18, 1997                          /s/ Thurston R. Moore
                                        -------------------------------

                                        Thurston R. Moore
                                        Director

February 18, 1997                         /s/ Richard S. Rosenbloom
                                        --------------------------
                                        Richard S. Rosenbloom
                                        Director

February 18, 1997                          /s/ Jerry M. Seslowe
                                        ---------------------------
                                        Jerry M. Seslowe
                                        Director

February 18, 1997                          /s/ William R. Smart
                                        ----------------------------
                                        William R. Smart
                                        Director

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


13                         1995 Annual Report to Shareholders
                           of EXECUTONE Information Systems,
                           Inc.  Filed herewith.

21                         Subsidiaries of EXECUTONE
                           Information Systems, Inc.  Previously
                           filed.

23.1                       Consent of Arthur Andersen LLP.
                           Filed herewith.

23.2                       Consent of Hunton & Williams. Filed
                           herewith.

27                         Financial Data Schedule.  Previously
                           filed.


                  STATEMENT OF DIFFERENCES

The registered trademark symbol shall be expressed as .....'r'
The trademark symbol shall be expressed as ............... 'tm'