Form 10-Q/A
period 1996-03-31
EXECUTONE INFORMATION SYSTEMS INC
filed 1997-02-18
CIK 725282

AMENDED 10-Q MARCH 31, 1996


                             FORM 10-Q/A

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

          Consolidated Statements of Cash Flows -
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

                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

      EXECUTONE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                                                March 31,         December 31,
(In thousands, except for share amounts)          1996                1995
                                              (Unaudited)
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                   $     6,278          $     8,092
 Accounts receivable, net of
   allowance of $1,366 and $1,715                 43,291               48,531
 Inventories                                      35,399               32,765
 Prepaid expenses and other current assets         2,241                5,290
       Total Current Assets                       87,209               94,678

PROPERTY AND EQUIPMENT, net                       16,522               18,462
INTANGIBLE ASSETS, net                            19,990               20,022
DEFERRED TAXES                                    33,327               29,616
OTHER ASSETS                                       4,497                5,066
                                               $ 161,545            $ 167,844

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current portion of long-term debt             $     938            $     932
 Accounts payable                                 30,824               30,676
 Accrued payroll and related costs                 8,558                6,870
 Accrued liabilities                               9,647               11,851
 Deferred revenue and customer deposits           20,127               19,781
       Total Current Liabilities                  70,094               70,110

LONG-TERM DEBT                                    28,879               29,829
LONG-TERM DEFERRED REVENUE                         2,780                2,805
       TOTAL LIABILITIES                         101,753              102,744

STOCKHOLDERS' EQUITY:
 Common stock: $.01 par value; 80,000,000 shares
   authorized; 51,865,163 and 51,658,492 issued
   and outstanding                                   519                  517
 Preferred stock:  $.01 par value; Cumulative
   Convertible Preferred Stock (Series A),
   250,000 shares authorized,issued and outstanding;
   Cumulative Contingently Convertible Preferred
   Stock (Series B), 100,000 shares
   authorized, issued and outstanding              7,300                7,300
 Additional paid-in capital                       79,716               79,668
 Retained earnings(deficit)(since July 1, 1988)  (27,743)             (22,385)
       Total Stockholders' Equity                 59,792               65,100
                                               $ 161,545            $ 167,844

The accompanying notes are an integral part of these consolidated balance sheets.


                                   3

          EXECUTONE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)


                                                        Three Months Ended
(In thousands, except for per share amounts)                 March 31,
                                                      1996               1995
REVENUES                                           $ 66,966           $ 70,808

COST OF REVENUES                                     40,446             42,459
 Gross Profit                                        26,520             28,349

OPERATING EXPENSES:
 Product development and engineering                  3,764              3,707
 Selling, general and administrative                 26,256             23,804
                                                     30,020             27,511

OPERATING INCOME (LOSS)                              (3,500)               838

INTEREST EXPENSE                                       (808)              (915)
LOSS ON SALE OF BUSINESSES (Note G)                  (4,877)               ---
OTHER INCOME (EXPENSE)                                  216                277

INCOME (LOSS) BEFORE INCOME TAXES                    (8,969)               200

PROVISION (BENEFIT) FOR INCOME TAXES:
 Cash                                                   100                100
 Noncash (Note C)                                    (3,711)               (20)
                                                     (3,611)                80

NET INCOME (LOSS)                                   $(5,358)          $    120


EARNINGS (LOSS) PER SHARE                           $ (0.10)          $    ---

WEIGHTED AVG. COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING                       51,853             48,838






The accompanying notes are an integral part of these consolidated statements.




             EXECUTONE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                        Three Months Ended
(In thousands)                                               March 31,
                                                      1996              1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                $ (5,358)        $     120
  Adjustments to reconcile net income (loss) to
    net cash provided (used) by operating activities:
    Depreciation and amortization                     1,529             1,776
    Loss on sale of businesses (Note G)               4,877               ---
    Benefit for income taxes not currently payable   (3,711)              (20)
    Noncash expenses, including noncash interest
       expense, noncash provision for losses on
       accounts receivable and income from equity
       investment                                       276               457
  Change in working capital items:
    Accounts receivable                               3,817             1,070
    Inventories                                      (3,722)           (4,726)
    Accounts payable and accruals                        47            (9,572)
    Other working capital items                       3,036             1,529

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES        791            (9,366)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net            (1,846)           (1,483)
  Other, net                                            235              (140)

NET CASH USED BY INVESTING ACTIVITIES                (1,611)           (1,623)

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Repayments) borrowings under revolving
      credit facility                                  (751)            9,633
  Repayments of other long-term debt                   (270)             (279)
  Repurchase of stock                                  (326)              ---
  Proceeds from issuance of stock                       353             1,070
  Other borrowings                                      ---               750

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES       (994)           11,174

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS     (1,814)              185

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD       8,092             7,849

CASH AND CASH EQUIVALENTS - END OF PERIOD           $ 6,278           $ 8,034





The accompanying notes are an integral part of these consolidated statements.


      EXECUTONE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


NOTE A - NATURE OF THE BUSINESS

EXECUTONE Information Systems, Inc. (the "Company") designs, manufactures, sells, installs, supports and services voice and data communications systems and provides cost-effective long-distance telephone service and videoconferencing services. The Company is also a leading supplier of specialized hospital communications equipment. Products are sold under the EXECUTONE, INFOSTAR, IDS, LIFESAVER and INFOSTAR/ILS brand names through a worldwide network of direct and independent sales and service offices. The Company is organized into five divisions: Computer Telephony, Healthcare Communications Systems, Call Center Management ("CCM"), Videoconferencing Products and Network Services.


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


NOTE E - INVENTORIES

Inventories are stated at lower of first-in, first-out ("FIFO") cost or market and consist of the following at March 31, 1996 and December 31, 1995:

(amounts in thousands)                        3/31/96     12/31/95
Raw Materials                                $  5,865     $  4,783
Finished Goods                                 29,534       27,982
                                             $ 35,399     $ 32,765

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

The sale does not include the Pittsburgh direct sales and service office, which the Company has separately agreed to sell to one of its existing independent distributors for approximately $1.3 million in cash and notes. The sale of the Direct Sales and Service Group (including the separate sale of the Pittsburgh office) relates primarily to the retail distribution channel of the Computer Telephony division and includes the entire network services division. After the sale, the Computer Telephony division will consist of telephony product sales to independent distributors, of which the newly-formed Bain company will be the largest distributor, along with the National Accounts and Federal Systems marketing groups. The Company will retain its Healthcare Communications and Call Center Management businesses and the recently acquired Unistar business.


On April 10, 1996, the Company announced that it had given notice of its termination of its distribution agreement with GPT Video Systems due to failures by GPT to deliver properly-functioning videoconferencing products on a timely basis. The Company is negotiating an agreement with a third party to sell its videoconferencing business. Terms of the contract have yet to be finalized. The Company recorded a pretax reserve for loss of $3.9 million.


In April 1996, the Company also sold its inmate calling business for $0.5 million in cash and notes and recorded a pretax loss of $1.0 million. This business was a part of the Computer Telephony division. Neither the Pittsburgh direct sales office, the videoconferencing division, nor the inmate calling business constituted a material portion of the Company's assets, revenues or net income prior to the sale.

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

The Company's revenues are primarily derived from sales of its products and services through a worldwide network of direct sales and service offices and independent distributors. The Company's end-user revenues are derived from two primary sources: (1) sales of systems to new customers, which include sales of application-specific software options, and (2) servicing the end-user base through the upgrade, expansion, enhancement (which includes sales of application-specific software options) and maintenance of previously installed systems, as well as revenues from the INFOSTAR/LD+ program.

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

Results of Operations

Revenues for the three-month period ended March 31, 1996 totaled $67.0 million compared to $70.8 million for the three-month period ended March 31, 1995. The 5% decrease in revenues was primarily due to decreases in the level of system upgrades and expansions in the telephony division and in new installations in the healthcare division. However, the first quarter is historically the Company's weakest and most volatile relating to the timing of new installations. Despite the decline in new healthcare installations, healthcare bookings for the quarter were strong and healthcare backlog increased almost $2 million. Gross profit for the three-month period ended March 31, 1996 decreased $1.8 million over the same period in 1995 primarily due to the revenue decrease, and the resulting lower absorption of fixed cost overhead.


The first three months of 1996 generated an operating loss of $3.5 million compared to operating income of $838,000 for the same period in 1995. In addition to the impact of the lower gross profit on operating income, selling, general and administrative expenses increased almost $2.5 million during the three-month period ended March 31, 1996 compared to the same period in 1995. Due to the pending sale of the direct sales organization during the first quarter, the Company was not able to implement the planned restructuring of that sales organization. As a result, the Company believes that there are approximately $1.5 million in costs that could have been eliminated in the first three months of 1996 had the restructuring commenced at the beginning of the year, as planned, rather than in the second quarter of 1996.

Interest expense for the three-month period ended March 31, 1996 decreased compared to the same period in 1995 primarily due to lower interest expense resulting from the lower levels of bank borrowings under the credit facility in the first quarter of 1996 as compared to the same period in 1995.

The Company recorded a $4.9 million provision for loss on the sale of its inmate calling business and the disposal of the videoconferencing business (see Subsequent Events).


For the three-month period ended March 31, 1996, the Company recorded an income tax benefit of $3.6 million which was recorded as an increase to the deferred tax asset reflecting additional tax benefits to be utilized in the future. Due to the Company's substantial remaining tax benefit carryforwards, minimal taxes will be paid in the near future.

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

The sale does not include the Pittsburgh direct sales and service office, which the Company has separately agreed to sell to one of its existing independent distributors for approximately $1.3 million in cash and notes. The sale of the Direct Sales and Service Group (including the separate sale of the Pittsburgh office) relates primarily to the retail distribution channel of the Computer Telephony division and includes the entire network services division. After the sale, the Computer Telephony division will consist of telephony product sales to independent distributors, of which the newly-formed Bain company will be the largest distributor, along with the National Accounts and Federal Systems marketing groups. The Company will retain its Healthcare Communications and Call Center Management businesses and the recently acquired Unistar business.

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

The termination of the Company's agreement with GPT Video Systems on April 10, 1996 was a result of GPT's inability to provide a functioning product according to the originally agreed upon schedule. As a result, the Company absorbed expenses in 1995 and in the first three months of 1996 that it is no longer willing to absorb. The Company is negotiating an agreement to sell the videoconferencing business. Terms of the contract have yet to be finalized. The Company recorded a pretax reserve for loss of $3.9 million during the period.


In April 1997, the Company also sold its inmate calling business for $0.5 million in cash and notes and recorded a pretax loss of $1.0 million. This business was a part of the Computer Telephony division.

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

The forward-looking statements regarding estimated results for the periods after the sale are based on several assumptions: (1) the closing of the sale to Bain in the second quarter of 1996, resulting in no network or direct telephony revenue or earnings in the third or fourth quarter of 1996; (2) growth in OEM sales of telephony product pursuant to the distribution agreement with the new Bain company and other OEM telephony shipments of 5% over 1995 OEM sales volume; (3) growth in call center management sales, from $3.7 million for the third and fourth quarters of 1995 combined to $8.7 million for the same quarters in 1996; (4) growth of approximately 22% in healthcare communications sales, from $14.6 million in the last two quarters of 1995 to $17.9 million for the same period in 1996; (5) projected reductions in corporate expenses resulting from the sale of the direct sales and service and network businesses of approximately $2.0 million for the third and fourth quarters of 1996 combined and additional overhead reductions of $2.5 million for the third and fourth quarters of 1996 combined; (6) an increase for the six-month period in 1996 of 26% over 1995 in the Company's National Accounts and Federal Systems revenues; and (7) no videoconferencing revenues or expenses and no charges in the third or fourth quarter of 1996 relating to the exiting or sale of businesses and no significant increases in product manufacturing costs.

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


                             EXECUTONE Information Systems, Inc.



Dated:    February 18, 1997              /s/ Alan Kessman
                                         Alan Kessman
                                         Chairman, President and
                                         Chief Executive Officer



Dated:    February 18, 1997              /s/ Anthony R. Guarascio
                                         Anthony R. Guarascio
                                         Vice President Finance and
                                         Chief Financial Officer