Form 10-Q/A
period 1996-06-30
EXECUTONE INFORMATION SYSTEMS INC
filed 1997-02-18
CIK 725282

AMENDED 10-Q  JUNE 30, 1996


                           FORM 10-Q/A

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

                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

      EXECUTONE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                                                June 30,        December 31,
(In thousands, except for share amounts)          1996              1995
                                              (Unaudited)
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                   $   38,552         $     8,092
 Accounts receivable, net of
   allowance of $1,139 and $1,715                26,228              48,531
 Inventories                                     22,288              32,765
 Prepaid expenses and other current assets        1,842               5,290
       Total Current Assets                      88,910              94,678

RESTRICTED CASH                                   5,000                 ---
PROPERTY AND EQUIPMENT, net                       8,311              18,462
INTANGIBLE ASSETS, net                           19,958              20,022
DEFERRED TAXES                                   21,367              29,616
OTHER ASSETS                                     11,071               5,066
                                              $ 154,617           $ 167,844

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current portion of long-term debt            $     993           $     932
 Accounts payable                                33,664              30,676
 Accrued payroll and related costs                3,612               6,870
 Accrued liabilities                             17,023              11,851
 Deferred revenue and customer deposits           2,981              19,781
       Total Current Liabilities                 58,273              70,110

LONG-TERM DEBT                                   14,006              29,829
LONG-TERM DEFERRED REVENUE                          ---               2,805
       TOTAL LIABILITIES                         72,279             102,744

STOCKHOLDERS' EQUITY:
 Common stock: $.01 par value; 80,000,000 shares
   authorized; 51,688,191 and 51,658,492 issued
   and outstanding                                  517                 517
 Preferred stock:  $.01 par value; Cumulative
   Convertible Preferred Stock (Series A),
   250,000 shares authorized, issued and
   outstanding; Cumulative Contingently
   Convertible Preferred Stock (Series B),
   100,000 shares authorized, issued and
   outstanding                                    7,300               7,300
 Additional paid-in capital                      78,403              79,668
 Retained earnings(deficit)(since July 1, 1988)  (3,882)            (22,385)
       Total Stockholders' Equity                82,338              65,100
                                              $ 154,617           $ 167,844

The accompanying notes are an integral part of these consolidated balance sheets.

          EXECUTONE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)


(In thousands, except for             Three Months Ended        Six Months Ended
 per share amounts                         June 30,                 June 30,
                                       1996        1995          1996       1995
REVENUES                             $51,982     $78,417      $118,948   $149,225

COST OF REVENUES                      33,013      46,396        73,459     88,855
 Gross Profit                         18,969      32,021        45,489     60,370

OPERATING EXPENSES:
 Product development and engineering   3,611       3,720         7,375      7,427
 Selling, general and administrative  22,593      26,454        48,849     50,258
 Provision for restructuring (Note H)      0      44,042             0     44,042
                                      26,204      74,216        56,224    101,727

OPERATING LOSS                        (7,235)    (42,195)      (10,735)   (41,357)

INTEREST EXPENSE                        (755)     (1,043)       (1,563)    (1,958)
GAIN ON SALE OF BUSINESSES (NOTE F)   47,495           0        42,618          0
ACQUISITION COSTS                          0      (1,006)            0     (1,006)
OTHER INCOME (EXPENSE)                   315          19           531        295

INCOME (LOSS) BEFORE INCOME TAXES     39,820     (44,225)       30,851    (44,026)

PROVISION (BENEFIT) FOR INCOME TAXES:
 Cash                                  4,000         100         4,100        200
 Noncash (Note C)                     11,960      (4,389)        8,249     (4,409)
                                      15,960      (4,289)       12,349     (4,209)

NET INCOME (LOSS)                    $23,860    $(39,936)     $ 18,502   $(39,817)


EARNINGS (LOSS) PER SHARE            $  0.45    $  (0.86)     $   0.35   $  (0.86)

WEIGHTED AVG. COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING        52,803      46,590        52,773     46,268






The accompanying notes are an integral part of these consolidated statements.






             EXECUTONE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                       Six Months Ended
(In thousands)                                             June 30,
                                                      1996          1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                $ 18,502     $ (39,817)
  Adjustments to reconcile net income (loss)
    to net cash provided (used) by
    operating activities:
    Depreciation and amortization                     2,807         3,355
    Gain on sale of businesses (Note F)             (42,618)          ---
    Provision for restructuring and unusual
         items (Note H)                                 ---        44,042
    Provision/(benefit) for income taxes not
         currently payable                            8,249        (4,409)
    Noncash expenses, including noncash
       interest expense, noncash provision
       for losses on accounts receivable and
       income from equity investment                   (204)         (138)
  Change in working capital items:
    Accounts receivable                               4,905        (2,280)
    Inventories                                      (4,614)       (3,007)
    Accounts payable and accruals                     2,096        (9,539)
    Other working capital items                       3,314         1,119

NET CASH USED BY OPERATING ACTIVITIES                (7,563)      (10,674)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                 (2,164)       (2,270)
  Proceeds from sale of businesses (Note F)          56,948           ---
  Other, net                                            190           540

NET CASH PROVIDED/(USED) BY INVESTING ACTIVITIES     54,974        (1,730)

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Repayments) borrowings under revolving
       credit facility                              (15,445)       11,012
  Repayments of other long-term debt                   (464)         (535)
  Repurchase of stock                                (1,983)          (88)
  Proceeds from issuance of stock                       546           855
  Other borrowings                                      395           750

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES    (16,951)       11,994

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS     30,460          (410)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD       8,092         7,849

CASH AND CASH EQUIVALENTS - END OF PERIOD          $ 38,552      $  7,439


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


NOTE E - INVENTORIES

Inventories are stated at lower of first-in, first-out ("FIFO") cost or market and consist of the following at June 30, 1996 and December 31, 1995:

(amounts in thousands)                  6/30/96       12/31/95
Raw Materials                          $  4,864       $  4,783
Finished Goods                           17,424         27,982
                                       $ 22,288       $ 32,765


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

The cash proceeds of $61.5 million includes $5.0 million held in escrow. These funds are classified as restricted cash and will be released to the Company in April 1998, subject to potential indemnity claims by Clarity.


On April 10, 1996, the Company announced that it had given notice of its intention to terminate its distribution agreement with GPT Video Systems due to failures by GPT to deliver properly functioning videoconferencing products on a timely basis. In June 1996, the Company sold its videoconferencing division to BT Visual Images LLC for a $0.2 million note, royalties on videoconferencing revenue through June 1998 and contingent consideration related to the sale of equipment inventory. The Company recorded a pretax reserve for loss of $3.9 million on the transaction in March 1996.


In April 1996, the Company also sold its inmate calling business for $0.5 million in cash and notes. This business was a part of the Computer Telephony division. A pretax loss of $1.0 million was recorded in March 1996. Neither the Pittsburgh direct sales office, the videoconferencing division, nor the inmate calling business constituted a material portion of the Company's assets, revenues or net income prior to sale.


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

Included in results for the second quarter of 1996 is a net gain on the sale of the Direct Sales and Service organization, including the network services division, of $47.5 million. The second quarter of 1995 included a $44.0 million provision for restructuring consisting primarily of a goodwill impairment based on the adoption of FAS No. 121.


As to those businesses which will continue post-sale, Computer Telephony had revenues of $24.2 million for the three-month period ended June 30, 1996, a decrease of approximately $1.7 million from the three-month period ended March 31, 1996. However, the Healthcare and CCM divisions showed increased
revenue during the quarter.   Healthcare revenues were $7.4
million, an increase of $1.9 million over the previous quarter. CCM revenues were $2.4 million, a $1.2 million increase over the previous quarter.

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

The sale does not include the Pittsburgh direct sales and service office, which the Company sold to one of its existing independent distributors for approximately $1.3 million in cash and notes in May 1996, resulting in no gain or loss. The sale of the Direct Sales and Service Group (including the separate sale of the Pittsburgh office) relates primarily to the retail distribution channel of the Computer Telephony division and includes the entire network services division. After the sale, the Computer Telephony division consists of telephony product sales to independent distributors, of which Clarity is the largest distributor, along with the National Accounts and Federal Systems marketing groups. The Company retains its Healthcare Communications and Call Center Management businesses and the Unistar business. Within the businesses retained are the Company's high-end applications and the most productive sales representatives, those which carry $1 million per year sales quotas.

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

In June 1996, the Company sold its videoconferencing division to BT Visual Images LLC for a $0.2 million note, royalties on videoconferencing revenue through June 1998 and contingent consideration related to the sale of inventory transferred to the buyer as part of the sale. The Company recorded a reserve for loss of $3.9 million on the transaction during the three-month period ended March 31, 1996. The Company is currently negotiating issues regarding the close of business with GPT.

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

Liquidity and Capital Resources

The Company's liquidity is represented by cash, cash equivalents and cash availability under its existing credit facilities. The
Company's liquidity was approximately $63 million and $23 million as of June 30, 1996 and December 31, 1995, respectively.


At June 30, 1996 and December 31, 1995, cash and cash equivalents amounted to $38.6 million and $8.1 million, respectively, an increase generated primarily by $56.9 million in cash proceeds for the sale of the Company's direct sales and service organization. During the six-month period ended June 30, 1996, cash was used to repay $15.8 million of debt, including all of the Company's bank borrowings, repurchase $2.0 of the Company's common stock and to fund the $7.6 million in cash used by operating activities. The remainder of the proceeds were invested in short-term cash securities. Cash used by operating activities was $7.6 million for the six months ended June 30, 1996 compared to the use of cash by operations of $10.7 million for the same period in 1995. The improvement is due to the inventory buildup in late 1994 which was funded in early 1995.

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

Based upon the 1995 results of operations, gross profit as a percentage of revenues was 41.5%. After the sale, gross profit is expected to be in the 35 to 36% range. Product development should remain constant in dollars, but due to the lower revenue base will increase as a percentage of revenues from its current level of about 5%, to the 7 to 8% range. SG&A is expected to show a dramatic decrease after the sale. For 1995, SG&A was almost 34% of revenues. After the sale, it is expected to decline into the 19% to 20% range. The decrease will be a result of the elimination of the large direct sales force and downsizing of G&A expenses. Operating income, excluding the provision for restructuring, was 2.6% of revenues for 1995. After the sale, it is expected to be in the 8 to 10% range. Revenues are expected to be in the $45 to $47 million range for the third quarter of 1996 and in the $47 to $49 million range for the fourth quarter of 1996.

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

The Company's forward-looking statements regarding estimates of the proforma results for the periods after the sale should be evaluated with an appropriate level of caution. If actual events differ materially from the Company's assumptions, projections and estimates, the Company's actual results could vary significantly from the performance projected in the forward-looking statements. Additional information is contained in a Report on Form 8-K filed with the SEC on May 1, 1996 relating to the Company's forward-looking statements.
                               14

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

Item 5.        OTHER INFORMATION
               Not applicable.
Item 6.        EXHIBITS AND REPORTS ON FORM 8-K
          a)   Exhibits
               11 - Statement Regarding Computation of Per Share Earnings.
          b)   Reports on Form 8-K
              On May 1, 1996, the Company filed a Current Report on Form 8-
               K reporting the announcement of the agreement to sell the direct sales and service organization, including the network services division, and certain forward-looking financial information.

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