Form 10-Q/A
period 1996-09-30
EXECUTONE INFORMATION SYSTEMS INC
filed 1997-02-18
CIK 725282

AMENDED 10-Q SEPTEMBER 30, 1996


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

                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

            EXECUTONE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

(In thousands, except                       September 30,       December 31,
 for share amounts)                             1996                1995
                                             (Unaudited)
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                  $   30,296            $   8,092
 Accounts receivable, net of
   allowance of $1,537 and $1,715               35,140               48,531
 Inventories                                    17,283               32,765
 Prepaid expenses and other current assets       2,242                5,290
       Total Current Assets                     84,961               94,678

RESTRICTED CASH                                  5,000                  ---
PROPERTY AND EQUIPMENT, net                      7,528               18,462
INTANGIBLE ASSETS, net                          19,925               20,022
DEFERRED TAXES                                  20,056               29,616
OTHER ASSETS                                    12,158                5,066
                                             $ 149,628            $ 167,844

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current portion of long-term debt           $   1,027            $     932
 Accounts payable                               28,090               30,676
 Accrued payroll and related costs               3,307                6,870
 Accrued liabilities                            16,190               11,851
 Deferred revenue and customer deposits          3,019               19,781
       Total Current Liabilities                51,633               70,110

LONG-TERM DEBT                                  14,034               29,829
LONG-TERM DEFERRED REVENUE                         156                2,805
       TOTAL LIABILITIES                        65,823              102,744

STOCKHOLDERS' EQUITY:
 Common stock: $.01 par value; 80,000,000 shares
   authorized; 51,584,935 and 51,658,492 issued
   and outstanding                                 516                  517
 Preferred stock:  $.01 par value; Cumulative
   Convertible Preferred Stock (Series A),
   250,000 shares authorized, issued and
   outstanding; Cumulative Contingently
   Convertible Preferred Stock (Series B),
   100,000 shares authorized, issued and
   outstanding                                   7,300                7,300
 Additional paid-in capital                     77,748               79,668
 Accumulated deficit (since July 1, 1988)       (1,759)             (22,385)
       Total Stockholders' Equity               83,805               65,100
                                             $ 149,628            $ 167,844

The accompanying notes are an integral part of these consolidated balance sheets.

          EXECUTONE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)


(In thousands, except for        Three Months Ended         Nine Months Ended
 per share amounts)                September 30,               September 30,
                                1996            1995       1996           1995
REVENUES                      $44,791         $74,164    $163,739       $223,390

COST OF REVENUES               28,333          43,660     101,793        132,515
 Gross Profit                  16,458          30,504      61,946         90,875

OPERATING EXPENSES:
 Product development and
   engineering                  3,129           3,553      10,504         10,980
 Selling, general and
   administrative              10,134          24,040      58,983         74,298
 Provision for restructuring
   (Note H)                         0               0           0         44,042
                               13,263          27,593      69,487        129,320

OPERATING INCOME/(LOSS)         3,195           2,911      (7,541)       (38,445)

INTEREST EXPENSE                 (550)         (1,044)     (2,113)        (3,002)
GAIN ON SALE OF
   BUSINESSES (NOTE F)              0               0      42,618              0
ACQUISITION COSTS                   0             (16)          0         (1,022)
OTHER INCOME, NET                 890             354       1,420            646

INCOME (LOSS) BEFORE
   INCOME TAXES                 3,535           2,205      34,384        (41,823)

PROVISION (BENEFIT) FOR INCOME TAXES:
 Cash                             100             100       4,200            300
 Noncash (Note C)               1,311             782       9,560         (3,627)
                                1,411             882      13,760         (3,327)

NET INCOME (LOSS)            $  2,124       $   1,323    $ 20,624       $(38,496)


EARNINGS (LOSS) PER SHARE    $   0.04       $    0.03    $   0.39       $  (0.83)

WEIGHTED AVG. COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING 52,176          49,014      52,558         46,478






The accompanying notes are an integral part of these consolidated statements.



             EXECUTONE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                   Nine Months Ended
(In thousands)                                       September 30,
                                                  1996          1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                            $ 20,624     $ (38,496)
  Adjustments to reconcile net income (loss)
    to net cash used by
    operating activities:
    Depreciation and amortization                 3,484         4,701
    Gain on sale of businesses (Note F)         (42,618)          ---
    Provision for restructuring (Note H)            ---        44,042
    Provision/(benefit) for income taxes
         not currently payable                    9,560        (3,627)
    Noncash expenses, including noncash
      interest expense, noncash provision
      for losses on accounts receivable
      and income from equity investment            (549)          124
  Change in working capital items:
    Accounts receivable                          (3,868)          445
    Inventories                                     311        (1,347)
    Accounts payable and accruals                (4,617)      (11,050)
    Other working capital items                   3,104         1,947

NET CASH USED BY OPERATING ACTIVITIES           (14,569)       (3,261)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment             (2,137)       (2,950)
  Proceeds from sale of businesses (Note F)      56,948         1,200
  Investment in IGT and CWH (Note G)               (800)          ---
  Other, net                                        367           518

NET CASH PROVIDED/(USED) BY INVESTING ACTIVITIES 54,378        (1,232)

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Repayments)/borrowings under revolving
       credit facility                          (15,445)        3,033
  Repayments of other long-term debt               (675)         (380)
  Repurchase of stock                            (2,894)         (192)
  Proceeds from issuance of stock                   801         1,250
  Other borrowings                                  608           750

NET CASH(USED)/PROVIDED BY FINANCING ACTIVITIES (17,605)        4,461

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS 22,204           (32)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD   8,092         7,849

CASH AND CASH EQUIVALENTS - END OF PERIOD      $ 30,296      $  7,817



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


In April 1996, the Company also sold its inmate calling business for $0.5 million in cash and notes and recorded a pretax loss of $1.0 million. This business was part of the Computer Telephony division. Neither the Pittsburgh direct sales office, the videoconferencing division, nor the inmate calling business constituted a material portion of the Company's assets, revenues or net income prior to sale.


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

On September 9, 1996, the Company announced a series of agreements with Internet Gaming Technologies, Inc. (IGT) and CasinoWorld Holdings, Ltd. (CWH). IGT and CWH agreed to deliver to Unistar a turnkey system for use in the NIL, including hardware and a fully-paid software license from CWH for its system architecture and proprietary technology. On November 25, the Company signed a Memorandum of Understanding changing the original agreements with IGT and CWH. The Memorandum of Understanding calls for the Company to invest $700,000 in Internet Gaming Technologies (IGTB) common stock, which was done in September 1996. In addition, the Company will obtain a 200,000-share, five-year option at 15% more than the price per share on the initial investment, $3.45 per share. The Company will acquire all hardware for the system without financial obligation by either IGTB or CWH. The Company estimates that such hardware charges will be approximately $2 million to $3 million. CWH is to provide project management services overseeing the development of the software for the NIL, with the Company contracting independently for system software development. Such charges are not to exceed $2 million. Final agreements to reflect these revised arrangements should be completed by February 1997.

The investment in IGTB will be accounted for under the cost method. All hardware costs incurred will be capitalized and depreciated over the useful life of the assets, beginning when the assets are placed in service. To date, $485,000 in progress payments have been made toward the software system. Such payments are being deferred until completion of the system and will be capitalized and depreciated over the term of the management agreement.

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

As a result of the sale, financial results for the three-month and nine-month periods ended September 30, 1996 are not comparable to same prior year period, other than on certain measures of overall profitability. Revenues for the three-month period ended September 30, 1996 totaled $44.8 million. Gross profit margin for the three-month period ended September 30, 1996 was 36.7%. This was slightly higher than the Company's forecasted expectations due to improved pricing margins from favorable product mix in the Computer Telephony division. Product development expenses were $3.1 million or 7% of revenues which was in line with the Company's spending projections. Selling and G&A expenses for the three-month period ended September 30, 1996 were $10.1 million or 22.6% of revenues. These expenses were higher than originally planned due, in part, to the Company incurring approximately $0.3 million in one-time charges relating to out-of-period payroll tax adjustments.

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

On a division basis, computer telephony revenues were $34.4 million for the three-month period ended September 30, 1996, a $10.2 million increase over the prior quarter, primarily due to increased sales to the independent distribution channel. Healthcare revenues increased to $8.0 million for the three-month period ended September 30, 1996, compared to $7.4 million for the prior quarter. CCM revenues were unchanged from the previous quarter at $2.4 million.

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

On November 25, 1996, Unistar signed a Memorandum of Understanding with Internet Gaming Technologies and CasinoWorld Holdings, Ltd. relating to software development, system architecture and proprietary technology (see Note G of the Notes to Consolidated Financial Statements for terms. The development of these systems is a critical step in the process of developing the telephone lottery, enabling the telephone lottery to begin as soon as the legal issues are resolved. The National Indian Lottery is scheduled to be live on the Internet, including a new Home Page that will field trial the lottery-type games and allow people to register and play without wagering, by December 31, 1996.

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

Liquidity and Capital Resources

The Company's liquidity is represented by cash, cash equivalents and cash availability under its existing credit facilities. The Company's liquidity was approximately $56 million and $23 million as of September 30, 1996 and December 31, 1995, respectively.


At September 30, 1996 and December 31, 1995, cash and cash equivalents amounted to $30.3 million and $8.1 million, respectively, an increase of $27.2 million generated primarily by $56.9 million in cash proceeds for the sale of the Company's direct sales and service organization. During the nine-month period ended September 30, 1996, cash was used to repay $16.1 million of debt, including all of the Company's bank borrowings, repurchase $2.9 million of the Company's common stock and to fund the $14.6 million in cash used by operating activities. The remainder of the proceeds were invested in short-term cash securities. Cash used by operating activities was $14.6 million for the nine months ended September 30, 1996 compared to the use of cash by operations of $3.2 million for the same period in 1995. The increase in cash used by operating activities is primarily due to the operating losses generated during the transition period in the first six months of 1996. In addition, during the three-month period ended September 30, 1996, the Company experienced a one-time growth in trade receivables of $5.0 million due to the 60-day terms extended to Clarity per the sale contract.

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