Form 10-K
period 1996-12-31
EXECUTONE INFORMATION SYSTEMS INC
filed 1997-03-31
CIK 725282

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549



[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1996

	OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from              to


Commission File Number:  0-11551



EXECUTONE Information Systems, Inc.
(Exact name of registrant as specified in its charter)


                 Virginia                        86-0449210
(State or other jurisdiction of          (I.R.S. Employeer
   incorporation or organization)            Identification No.)


478 Wheelers Farms Road, Milford, Connecticut                 06460
 (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code:  (203)876-7600


Securities registered pursuant to Section 12(b) of the
Act:

Title of each class     Name of each exchange
                        on which registered
     N/A                      None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share
72% Convertible Subordinated Debentures, Due March 15, 2011




(Title of Class)

Indicate by check mark whether the registrant (1) has
filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.    Yes  X               No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []

The aggregate market value of the common stock held by non-affiliates of the registrant (assuming for this purpose that all executive officers and directors of the registrant are affiliates) as of March 24, 1997 was $117,323,737, based on the last sale price for the common stock on that date.

The number of shares outstanding of the registrant's only class of common stock, $.01 par value per share, as of March 24, 1996, was 49,471,481.


DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into the Part of this Form 10-K indicated below:

Part II     1996 Annual Report to Shareholders
Part III    1997 Proxy Statement for Annual Meeting of
Shareholders scheduled to be held June 10, 1997.

TABLE OF CONTENTS


Item                                                            Page


PART I


1. Business                                                       1
2. Properties                                                    11
3. Legal Proceedings                                             11
4. Submission of Matters to a Vote of Security Holders           12
   Executive Officers of the Registrant                          13


PART II

5. Market for Registrant's Common Equity and Related
   Stockholder Matters                                           16
6. Selected Financial Data                                       16
7. Management's Discussion and Analysis of Financial
   Condition and Results of Operations                           16
8. Financial Statements and Supplementary Data                   16
9. Changes in and Disagreements with Accountants on
   Accounting and Financial Disclosure                           16


PART III

10. Directors and Executive Officers of the Registrant           17
11. Executive Compensation                                       17
12. Security Ownership of Certain Beneficial Owners
    and Management                                               17
13. Certain Relationships and Related Transactions               17


PART IV

14. Exhibits, Financial Statement Schedules and
    Reports on Form 8-K                                          18

PART I

ITEM 1.    BUSINESS

General

EXECUTONE Information Systems, Inc. ("EXECUTONE" or the "Company") develops, markets and supports voice and data communications systems. Products and services include telephone systems, voice mail systems, in-bound and out-bound call center systems and specialized healthcare communications systems. The Company, through its Unistar Entertainment subsidiary, also has the exclusive right to design, develop and manage the National Indian Lottery
(the "NIL" or the "Lottery").    Products are sold under
the EXECUTONE'r', INFOSTAR'r', IDS'tm', LIFESAVER'tm', INFOSTAR/ILS'tm' and UNISTAR'tm' brand names through a worldwide network of direct sales and service employees and independent distributors.

EXECUTONE's executive offices are located at 478 Wheelers Farms Road, Milford, Connecticut 06460, telephone (203) 876-7600. The Common Stock of EXECUTONE is traded on the NASDAQ National Market System under the symbol "XTON", and its Convertible Subordinated
Debentures due 2011 trade on the NASDAQ system under the symbol "XTONG".


Recent Developments

In 1996, the Company sold its direct sales and service organization, including its network services division and the national service center, to Clarity Telecom Holdings, Inc.
d/b/a/ Executone Business Solutions ("Clarity") for consideration valued at $69.6 million. The Company and Clarity also entered into a five-year exclusive distributor agreement pursuant to which Clarity sells and services EXECUTONE'r' and INFOSTAR'r' telephone products to business and commercial locations that require up to 400 telephones.

The sale did not include the Pittsburgh direct sales and service office, which the Company separately sold to one of its existing independent distributors.

After the sale, the Computer Telephony business consists of telephone products sales to independent distributors, of which Clarity is the largest distributor, along with the National Accounts and Federal Systems marketing groups. The Company retains its Healthcare Communications and Call Center Management businesses and the Unistar business.

In April 1996, the Company rescinded its distribution agreement with GPT Video Systems due to failures by GPT to deliver properly functioning videoconferencing products on a timely basis. The Company has also commenced a legal action against GPT to recover its damages. In June 1996, the Company completed the sale of its videoconferencing division, including customer service contracts and certain inventory.

On December 19, 1995, the Company acquired 100% of the common stock of Unistar Gaming Corp., a Delaware corporation ("Unistar Gaming"). Unistar Gaming, through its subsidiary Unistar Entertainment, Inc. ("Unistar"), has an exclusive five-year contract to design, develop, finance, and manage the Lottery, a national lottery authorized by federal law and by a compact between the State of Idaho and the Coeur d'Alene Indian Tribe of Idaho ("Coeur d'Alene Tribe" or the "Tribe"). In return for providing these management services, Unistar will be paid a fee equal to 30% of the profits of the Lottery.

The Company acquired 100% of Unistar for 3.7 million shares of Common Stock, 250,000 shares of its Cumulative
Convertible Preferred Stock, Series A ("Series A Preferred Stock") and 100,000 shares of its Cumulative Contingently Convertible
Preferred Stock, Series B ("Series B Preferred Stock").

The telephone operations of the Lottery may not begin until the resolution of a pending legal proceeding.
Certain states have attempted to block the NIL by filing letters under 18 U.S.C. Section 1084 preventing long-distance carriers from providing telephone service to the NIL based on allegations that the NIL is not legal.
The Coeur d'Alene Tribe has initiated legal action to argue that the Lottery is authorized by the Indian Gaming
Regulatory Act ("IGRA") passed in 1988, that IGRA preempts state and federal statutes, and that the states lack authority to issue the Section 1084 notification letters to any carrier. On February 28, 1996, the Coeur d'Alene Tribal
Court ruled that all requirements of IGRA have been satisfied, that the Section 1084 letters are invalid, and that the long distance carrier is obligated to provide telephone service for the NIL. This ruling and a related order dated May 1, 1996 are being appealed to the Tribal Appellate Court and probably will be appealed ultimately to United States federal courts as well. The Company has been advised by its outside counsel, Hunton & Williams, that based upon such firm's review of the applicable statutes, regulations and case law, it believes that the National Indian Lottery is authorized under IGRA and that the favorable rulings issued by the Coeur d'Alene Tribal Court on February 28, and May 1, 1996 should be upheld on appeal.


Overview of Business

The Company's revenues are derived from both from product sales to distributors, direct sales of healthcare communications and call center products, and direct sales to national accounts and federal government customers, as well as installations, additions, changes, upgrades or relocation of previously installed systems, maintenance contracts, and service charges to the existing base of healthcare, call center, national account and federal government customers. The Company's products and services are marketed and sold through a national network of Company direct sales and service employees and independent distributors.

The Computer Telephony business offers value-added products and services to the small to medium-sized business customer. The Company's integrated digital telephone systems emphasize flexible software applications, such as data switching and computer telephone interface, designed to enhance the customer's ability to communicate, obtain and manage information.
The Company's telephone systems provide the platform for its other voice and data software applications, such as automatic call distribution.

The Healthcare Communications business provides to its healthcare facility customers integration of voice and data between nurse and patient communication systems and hospital information systems, resulting in increased flexibility and efficiency in hospital operations, and improved patient care. EXECUTONE has been a recognized name in this market for many years with its LIFESAVER'tm' and CARE/COM'r'II-E nurse call systems. The Company markets software applications specific to hospital and nursing homes to help resolve other labor intensive tasks.

The Healthcare Communications business also markets the INFOSTAR/ILS'tm' locator system, which can improve productivity, save time and expense for users and eliminate overhead paging by instantly locating staff and equipment in a facility. Each person or piece of equipment wears an individually coded badge that transmits infrared signals to sensors placed throughout the facility, which forward the location information to a central processing unit. The ILS system can be integrated with the Company's telephone systems and nurse call systems to provide additional productivity improvements for hospital environments.

The Call Center Management business develops and sells sophisticated telephony products that integrate a computerized digital telephone system platform with high-volume inbound, outbound and internal call processing systems. Such systems include automatic call distribution systems, predictive dialing systems, and scripting software to assist agents handling calls. Certain of these systems also provide data interface with host or mainframe computers. These systems are sold to call center customers that have a need for systems to efficiently and cost-effectively receive or place their customer or prospect calls, distribute those calls to available live operators, obtain information from callers, record and distribute messages from callers, and produce management reports on call activity.

In 1995, the Company acquired Unistar. Unistar has an exclusive five-year contract with the Coeur d'Alene Tribe to design, develop, finance, and manage the Lottery, a national lottery authorized by IGRA and a compact between the State of Idaho and the Tribe. Unistar provides development and management of the software, network design and call center applications for the Lottery's operations.

The telephone operations of the Lottery may not begin until resolution of a pending legal proceeding. See
"Legal Proceedings." Although the Unistar legal situation is essentially unchanged, management is hopeful that the Tribe will receive a positive decision early this year in the Tribal Appellate Court, affirming the Tribal Court's rulings last year on the legality of the National Indian Lottery, and that such a decision will accelerate a federal court decision. In the meantime, Unistar is developing the business and gaming systems needed to conduct the Lottery, and plans to test these systems at an Internet test site between April and June 1997. Assuming the successful completion of these tests, Unistar plans a controlled expanded test from July to September, and assuming continued successful results, a national launch over the Internet in the fourth quarter of 1997.

Computer Telephony Products

The Company develops and distributes a complete line of applications-oriented computer telephony products that are easy to install, easy to maintain and easy to use, and that create visible value for our customers. The Company's complete portfolio of applications are built upon the Integrated Digital
System (IDS) family of digital telephone systems. Products range from PBXs to satisfy the basic voice communications needs of small- to medium-sized businesses to standards-compliant CT applications, standalone and LAN-based applications including voice mail, unified messaging, Automatic Call Distribution (ACD) and wireless communications.

The Company's telephone systems are characterized by flexible software and a hardware design that makes them readily adaptable to evolving technology and customer requirements.
The Company attributes the market acceptance of its systems to standards-based, cost-effective design and to the sophistication of its software options. The Company's systems include an integrated automated attendant feature to answer and transfer calls quickly and efficiently without operator intervention. The Integrated Operator Terminal and management reports capabilities permit the monitoring of calls and improve the efficiency of directing calls to the appropriate extensions.
The Company's latest achievement in call processing, the Ultimate Operator, takes the operator's console to a new level by delivering superior call handling and reporting capabilities in a Windows environment. The IDS systems also support sophisticated call center and healthcare applications in addition to the Company's Integrated Locator System. The recent introduction of the Company's LAN card allows users with access to their organization's network to manage the IDS through their desktop PCs.

The Company has steadily introduced a portfolio of products fully compliant with the latest industry standards (TAPI, TSAPI, CSTA) and incorporating the most advanced elements of computer telephony integration.
The TAPI telephones support any desktop application using the TAPI standard for computer-telephone integration. Unified Messaging and Voice Activated Speed Dial further increase productivity by speeding the calling process.

The Company also offers a voice mail system that can be integrated with the IDS telephone systems and with telephone systems manufactured by others. The INFOSTAR/VX2 voice mail system receives, records, stores, distributes, transfers and replays messages from both external and internal callers and can supplement other call center systems. In 1996 the Company introduced the INFOSTAR/VXC Voice Exchange Card, a complete voice processing system built on a card that integrates directly into the IDS switch, eliminating the need for a standalone voice mail system. In 1997, the Company signed an agreement to distribute the Active Voice line of voice processing and unified messaging products.

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


Healthcare Communication Products

The Company develops, manufactures, markets and services a line of specialized internal communications systems that are used primarily in the healthcare industry. These internal ommunications systems are microprocessor-based patient to nurse communication systems, intercoms, paging and sound equipment, and room status indicators.

Platform Systems.  Released on January 17, 1997, the Healthcare
Communications Platform (HCP) is the communications solution dedicated to a single platform technology for complete systems integration. The
HCP exemplifies the Company's commitment to provide total communciation capability. With the HCP system, the nurse call function is now integrated with an IDS phone system to provide the dual function at one master control center. Nurse call, locator, wireless phones, pocket pagers, patient reports, and management reports can all integrate seamlessly using a single platform fully utilizing all product benefits.

Nurse Call Systems. The Company's LIFESAVER'tm' nurse call system is an advanced system integrating voice and data communication between nurse and patient and providing enhanced self-diagnostics. The LIFESAVER system is a state-of-the-art communications network that provides routine and emergency signaling, voice communications and data transmission. The nurse console offers menu-driven functions and step-by-step user prompts. The system is highly flexible, offering many programmable features that allow customization of its operations to the hospital's needs. A single system can serve more than 300 patient beds (150 rooms) and up to eight nurse control stations, and up to eight systems can be networked for centralized operation. The LIFESAVER integrates with the Company's locator system.

The CARE/COM II-E nurse call system represents the first step in EXECUTONE's plan to bring the benefits of a totally integrated communications system to the healthcare market on the Company's
IDS digital platform. The CARE/COM II-E system provides patient-to-staff and staff-to-staff communication on an automatic three-level call priority basis. This new system can currently support 72 patient stations per system, with the ability to integrate three systems together and support 216 patient stations. A five-line LCD display Nurse Control Station allows simple call processing and system operation. The system is highly flexible to meet the individually defined needs of today's hospitals and long-term care facilities.

Patient Reporting Systems. The Healthcare Division also markets the INFOSTAR /PRS patient reporting system, an automated voice storage system that allows the efficient transfer of patient information between nurses. Patient reports are password-protected for confidentiality and admission, and discharge and transfer information are also supported. The system uses standard telephone instruments and provides full voice messaging capability. The INFOSTAR/PRS system reduces report time, provides continuity at shift changes, and improves report quality.

Locator Systems. The Company's INFOSTAR/ILS'tm' locator system is an integrated system using infrared transmitter badges to communicate location data to sensors installed throughout a facility. The badges transmit regularly at user-programmed intervals and can be worn by staff personnel or attached to equipment. The location data is collected by the sensors and forwarded to a central processing unit that organizes the data so it can be accessed at one or more display stations. The display of staff and equipment location information can be in the form of a list or in the form of a map of the facility using icons. The display can be filtered to show only particular staff members, groups of personnel, particular pieces of equipment or groups of equipment.
The system can be integrated with either the IDS telephone systems, allowing the activation of features and display of information on the telephone set, or the Compaby's nurse call system, allowing the activation of features and display of information at the nurse control station and patient stations. The INFOSTAR/VLS version of this product allows outside callers using non-IDS based products to locate personnel within a facility, find out who the person is with, complete the call, or leave a voice message. The ILS and VLS systems can also be integrated to other manufacturers' PBXs. Nortel has now made ILS available to its dealer network for sale by its dealers in conjunction with Nortel PBXs. The ILS system is also marketed by the Computer Telephony sales channels for office environments.

The Events Processing System collects information from the ILS system and associates the data to logical, workable and productive real time data for a customer's employees and assets. Specific applications include: door monitoring, wandering patient alert, staff presence indicators, badge button press (staff assist or emergency assist), asset management and equipment tracking. The system allows a facility to program events that will trigger alarms, lock doors, light lights, open elevator doors, and more. The system is completely programmable, which allows the customer to determine which applications will best fit their needs.

Wireless Telephone Systems. The Healthcare Communications group also markets the Ericsson Freeset, an in-building wireless communications system which operates on the 900MHz bandwidth.
Its low power output (.75mW) makes it ideal for the healthcare environment, which is very sensitive to high power devices such as cellular telephones and 2-way radios that may interfere with vital telemetry equipment. The Freeset system is extremely flexible in providing complete coverage over a large area based on its ability to add as many base stations as necessary to provide coverage. The system can grow to support up to 600 handsets, making it the system of choice for large installations.

The Company also markets the Monarch'tm' 1.9GHz Wireless Telephone System, which is an in-building wireless communications tool that provides cellular-like mobility to a facility without expensive airtime charges. The Monarch system operates on the 1.9GHz U-PCS bandwidth set aside by the FCC strictly for personal communications use which means the signal will not cause interference or be interfered with by conventional telemetry equipment. The Monarch system can support up to 2 base stations per system, providing a coverage area of over 250,000 sqare feet in a typical office environment. In an open warehouse environment, the coverage is much greater. Each base station allows for eight simultaneous conversations and the Monarch system can support a maximum of up to 32 handsets.

Other Communication Priducts. The INFOSTAR'r'/StatLink'tm' product is designed to provide call management and integration of EXECUTONE nurse call systems to telephone
numbers, wireless telephones and pager devices.
INFOSTAR/StatLink has the flexibility to modify patient
call flow based on the specific requirements of the healthcare facility. Calls can be routed on a 4-level priority basis to any extension, telephone or site pager configured in the database. The system is a communications solution that can be integrated
with any PBX.   Patient priorities and requests can be managed
more efficiently and calls can be managed more efficiently and calls can be completed on a more timely basis with less strain on the staff and patients.

The INFOSTAR'r'/InfoSTAT'tm' product is a software package intended for use in emergency departments to provide complete communication of real time events and data.
Used as a daily operational tool, the InfoSTAT system provides emergency staff with priority data and conditions affecting the department. Staff can check at a glance the status of treatment rooms, room and bed assignments, hospital staff assignment and location, and patient status and location. InfoSTAT is customized for each hospital and integrates with a facility's existing administrative software such as ADT systems.

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

 Predictive Dialers and Scripting Products - The
INFOSTAR'r'/Predictive Dialer is an automated call system designed to boost productivity in outbound call centers. The system integrates telephone, data collection and transaction processing functions for those customers who require high volume contact by telephone to transact business, such as sales, credit and collections, blood banks and fund-raising. Working with the host computer and the IDS telephone system platform, the dialer automatically dials telephone numbers pulled from the host computer data "live" calls. Available representatives receive these calls and, through CTI, can view screen information about the customer from the database immediately after the customer answers the phone. The system predicts the availability of agents in order to reduce abandoned calls and increase agent productivity, and reduces agent contact with busy signals, no answers, wrong numbers and answering machines. Management reports provide instant and historical feedback on call distribution, list management, data input integrity and file maintenance. Scripting software allows the call center to create a script to guide its agents through various call scenarios and prompt the input of desired information.

Automatic Call Distribution ("ACD") - ACD systems are designed to increase responsiveness to inbound callers and increase agent productivity. ACD systems provide the capability to distribute or route incoming calls to available agents based upon management's specifications, and allow the supervisor of the call processing group to monitor call traffic on-line via a computer terminal. The Company produces ACD software for call centers of up to 500 agents in multiple shifts (225 in any single shift), in five levels of sophistication, the highest of which is "Custom Plus ACD." Custom Plus ACD provides the capability to monitor traffic with color screens and graphics, and greatly enhance the ability to store and retrieve historical call data.


Sales and Marketing

The Company's distribution network consists of (1) domestic independent distributors with approximately
180 locations operating under exclusive and nonexclusive agreements throughout the United States and Canada; (2)
138 direct healthcare and call center sales and service employees in the United States; ; (3) a National Accounts group that uses the sales, installation, service and support capabilities of EXECUTONE's distribution network to serve multiple offices and departments of companies; (4) a Government Systems group that uses the distribution network to serve offices of federal, state and local government agencies; and (5) 24 independent distributors operating in 17 other foreign countries.

For those distributors that have exclusive distribution rights for specified products, retention of such rights is subject to satisfaction of established criteria for sales and service to customers on an ongoing basis. The divesting of or acquisition of customer bases to or from distributors in specific geographic territories may occur in the normal course of the Company's business.

EXECUTONE's National Accounts business provides uniformity in pricing, coordination, installation, billing and service for National Accounts customers such as Electronic Data Systems, Airborne Express,
Paychex, Inc., W. W. Grainger, Home Quarters Warehouse,
Inc., Bridgestone/Firestone, Carlson Companies, PetsMart and TCI Cable. The National Accounts group coordinates the sales, installation, service and support functions of independent sales offices to serve the multiple offices and departments of large companies.

The Company's Government Systems group addresses the special procurement and administrative requirements of federal, state and local government agencies. Sales are made through a combination of master contracts and competitively solicited proposals for large or complex telecommunications requirements. Government Systems coordinates the installation, service and support activities of independent sales offices to provide ongoing support to government agency offices nationwide.

Although the Company offers a broad range of products through various sales channels nationwide, computer telephony product purchases by Clarity, the purchaser of the Company's direct sales and service organization and the Company's largest distributor, represented a significant portion of the Company's total revenues in 1996 and are expected to continue to represent a large portion of the Company's revenues. The loss of Clarity as a customer could have a material adverse effect on the Company, assuming the Company could not replace the shipments with other alternative distribution. The Company believes that it has the means within a reasonable period of time to establish alternative distribution channels in most of EBS's territory were that to become necessary. However, the Company does not currently believe there is any significant risk of losing Clarity as a customer because Clarity is dependent upon a continued supply of the Company's proprietary products to service and upgrade its large existing customer base.

Backlog consists primarily of products that have been ordered and that will be shipped or installed within 30 to 60 days of the order (other than call center and healthcare orders, which have a longer lead time), or systems the installation of which is not yet required by the customer. Backlog as of December 31, 1996, was $23,159,000 compared to $33,091,000 at December 31, 1995, and the Company expects virtually all of such backlog to be filled within the current fiscal year.


Product Maintenance

EXECUTONE warrants parts and labor on its systems, typically for one year, and provides maintenance and service after warranty expiration either on a contract or time and materials basis. Most of the Company's products are repaired at its 56,000-square foot repair facility located in Poway, California.


Product Development and Engineering

As of March 1, 1997, EXECUTONE employed approximately 100 individuals engaged in product design and development.
The Company's product development program is designed to anticipate and respond to customer needs through development of new products and enhancement of existing products. During
1996, the Company's engineering efforts focused on applications-oriented software products, including new releases of computer telephone system, call center and healthcare communications software. EXECUTONE continually strives to reduce production costs by incorporating new technology into its design and manufacturing operations. For the years ended December 31, 1996, 1995, and 1994, Company-sponsored product development and engineering expenditures (including product management and testing) amounted to approximately $13.8 million, $14.7 million, and $12.2 million, respectively.


Manufacturing

Most of EXECUTONE's telephone products are manufactured by Wong's Electronics Company, Ltd. ("Wong's") in
Malaysia, by Quality Telecommunication Products, also referred to as Compania Dominicana de Telefonos
("Codetel"), in the Dominican Republic, and by the Company directly in Poway, California. Many of the printed circuit boards for the Company's products are manufactured, and many products are assembled into systems and system components, in the United States.

The Company's Manufacturing Services Agreement with
Wong's currently expires in February 1998 but is automatically extended each year for an additional one-year term unless either party gives notice of termination three months prior to expiration of the current term. The contract may be terminated earlier by either party in the event of a material breach by the other party.

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


Trademarks, Patents and Copyrights

Management believes that the continued success of EXECUTONE is dependent upon the ability to design, develop and market new products and new or enhanced applications. The patentability of such new products or applications is evaluated and patent applications are filed where necessary to protect unique developments. The Company currently holds ten utility patents, expiring at various times between 2007 and 2013, has six U.S. patent applications pending, and six patent applications pending in several foreign countries.

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

Competition

The market segments in which the Company offers its products and services are highly competitive. The under 400-desktop voice communications segment in the United
States, the primary market for the Company's Computer
Telephony sales channels, is served by many domestic and foreign communications equipment and software manufacturers and distributors, including Lucent
Technologies (the former equipment business of AT&T), Nortel (formerly named Northern Telecom), Toshiba,
InterTel and Mitel, as well as numerous specialized companies. The Company believes that it may be fourth in telephone system shipments to the under 400-desktop voice communications market, after AT&T/Lucent, Nortel, and Toshiba, based on industry surveys of 1996 data.
However, such information may not be sufficient to make an exact assessment of the Company's competitive position relative to its competitors. Although the Company can be competitive on price compared to several of these companies, many of EXECUTONE's competitors have substantially more capital, technology and marketing resources than the Company.

The Company believes its call center products are in a good competitive position although to date it has not penetrated a significant portion of this market.
Principal competitors are EIS, Davox, Mosaix and Melita.

The Company's principal competitors in healthcare communications are Hill-Rom Company, DuKane and Rauland-
Borg. The Company believes it has a strong competitive position in nurse call and locator products.

The Company competes by offering a full array of integrated telecommunication products and services to its customers. The Company also competes on the basis of the quality of its products, its customer service, nationwide distribution and installation, and price.


Employees

As of March 1, 1997, EXECUTONE employed approximately 750 persons, directly and through its subsidiaries. Less than 3% of the employees of the Company and its subsidiaries are represented by unions, all of which employees are represented by the International
Brotherhood of Electrical Workers. Management believes that the Company's relations with its employees are good.

ITEM 2.    PROPERTIES

EXECUTONE's principal offices are located in a leased facility in Milford, Connecticut. The Company has warehouse, manufacturing and distribution facilities in Poway, California. As of December 31, 1996, the Company utilized 4 facilities in the United States with an aggregate of approximately 273,000 square feet for its ongoing operations.

The Company's facilities are occupied under lease agreements. The current annual rent for the Company's facilities is approximately $3 million. The Company also subleases from Clarity small areas of 30 former district sales offices, aggregating approximately 23,000 square feet, for use by sales and technical employees for approximately $600,000 per year. The Company has one facility totaling approximately 14,000 square feet of space that is no longer used in ongoing operations and is subleased.

The Company believes its facilities are adequate and generally suitable for its business requirements at the present time and for the immediate future. The following is a brief description of the primary facilities of the Company.

Use                           Location                      Approximate Size

Corporate Headquarters        Milford, Connecticut           150,000
and Research, Development                                    square feet
and Engineering Facility


Distribution, Production &   Poway, California               115,000
Repair Center and Warehouse                                  square feet


Other, including warehouses  Milford, Connecticut            30,800
and subleased offices space                                  square feet


ITEM 3.    LEGAL PROCEEDINGS


On October 16, 1996, the Coeur d'Alene Tribe filed an
action entitled Coeur d'Alene Tribe v.  AT&T Corp. in the
Tribal Court, located in Plummer, Idaho (Case No. C195-
097), requesting a ruling that the Lottery to be
developed and managed by the Company's Unistar
Entertainment subsidiary is legal under IGRA, that IGRA
preempts state laws on the subject of Indian gaming, and
the NIL cannot be blocked by state action, and an
injunction preventing AT&T from refusing to provide
telephone service to the NIL.   This action was necessary
because several network carriers have been sent Section
1084 letters under the Federal Communications Act by states opposed to the NIL. These letters state that the NIL is illegal under state and federal laws and prohibit the carriers from carrying network traffic for the NIL.
The telephone operations of the NIL may not begin until resolution of this proceeding and agreement of a network carrier to carry the network traffic of the NIL. On
February 28, 1996, the Tribal Court ruled that all requirements of IGRA have been satisfied, that the
Section 1084 letters are invalid, and that AT&T is obligated to provide telephone service for the NIL. This ruling and a related order dated May 1, 1996 are being appealed to the Tribal Appellate Court and probably will be appealed to the United States federal courts as well.

 The Company has been advised by its outside counsel, Hunton & Williams, that based upon such firm's review of the applicable statutes, regulations and case law, it believes that the Lottery is authorized under IGRA and that the favorable rulings issued by the Coeur d'Alene
Tribal Court on February 28 and May 1, 1996 should be upheld on appeal. However, this litigation, as well as other litigation which could be brought by states opposed to the NIL, could delay commencement of operations, and it is impossible at this time to predict when the NIL will commence telephone operations. The Company does not believe the outcome of this litigation will have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

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

EXECUTIVE OFFICERS OF THE REGISTRANT


The executive officers of the Company are as follows:

Name                         Age               Position With Company

Alan Kessman                 50                Chairman of the Board,
                                               President and
                                               Cheif Executive Officer

Michael W. Yacenda           45                Executive Vice President and
                                               President, UniStar
                                               Entertainment

Barbara C. Anderson          45                Vice President, General
                                               Counsel and Secretary

James E. Cooke III           48                Vice President,
                                               National Accounts

Anthony R. Guarascio         43                Vice President, Finance  and
                                               Chief Financial Officer

Israel J. Hersh              43                Vice President,
                                               Software Engineering

Elizabeth Hinds              55                Vice President,
                                               Human Resources

Robert W. Hopwood            53                Vice President and Vice
                                               President-Operations,
                                               Unistar Entertainment

Andrew Kontomerkos           51                Senior Vice President,
                                               Hardware Engineering and
                                               Production

Vic Northrup                 40                Vice President,
                                               Computer Telephony


Frank J. Rotatori            54                Vice President, Healthcare
                                               Communications

Shlomo Shur                  47                Senior Vice President,
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

James E. Cooke III has served as Vice President, National
Accounts since February 1996. Prior to that time, from 1992 until 1996, Mr. Cooke served as Division Manager of
Operations for the Company, and from 1988 through 1991, Mr. Cooke was a District Manager for the Company. From
1985 until 1988, Mr. Cooke was the President of an interconnect company, and from 1981 to 1985, he was a General Manager and a Regional Manager of the Jarvis
Corporation. For eight years prior to that time, he worked at Xerox Corporation in various sales and management positions.

Anthony R. Guarascio has been Vice President, Finance and
Chief Financial Officer since January 1994, and prior thereto was Vice President and Corporate Controller since
January 1990. From 1984 until 1990, Mr. Guarascio was the Corporate Controller of the Company and ISOETEC.

Israel J. Hersh has been Vice President, Software
Engineering since February 1996.  Mr. Hersh joined the
Company as Director of Software Development in 1984, and
was promoted to Senior Director of Software Engineering
in January 1994.   Prior to his employment with the
Company, Mr. Hersh was a manager of the software development department for T-Bar, Inc. Mr. Hersh has a B.S. in Electrical Engineering from Tel Aviv University and a MS in Electrical Engineering from Bridgeport
University.

Elizabeth Hinds has been Vice President, Human Resources since January 1996. Prior to joining the Company, Ms.
Hinds was Vice President, Human Resources of Chilton
Company, a wholly-owned subsidiary of Capital
Cities/American Broadcasting Company, Inc. ("CC/ABC"), from February 1993 until January 1996. Ms. Hinds was the
Director of Human Resources for CC/ABC from June 1987 until February 1993.

Robert W. Hopwood has been Vice President of the Company and Vice President-Operations of its Unistar
Entertainment subsidiary since May 1996, and prior thereto served as Vice President, Customer Care of the Company from January 1990. From 1983 until 1990, Mr.
Hopwood was the Director of Technical Operations of the Company and ISOETEC.

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

	Vic Northrup has been Vice President of the Company since February 1997, and President of the Computer
Telephony business since May 1996. Prior thereto, he was Senior Director of Sales and Operations and a district general manager of the Company.

Frank J. Rotatori has been Vice President, Healthcare
Communications since February 1996. Prior thereto he was Vice President, European Operations since February 1994, and prior thereto was Director of Call Center Management
Products during 1992 and 1993, Vice President-Direct
Sales from 1990 through 1991 and Vice President-Customer
Service of the Company from 1988 to 1990. Mr. Rotatori joined ISOETEC in 1986 as a regional manager. From 1982 to 1986, he served as General Manager and Eastern
Regional Manager for Rolm Corporation. For 13 years prior to that time, he worked at Xerox Corporation in various manufacturing, accounting, sales and service management positions.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS

Incorporated by reference to "Stock Data" in the Registrant's 1996 Annual Report to Shareholders.


ITEM 6.    SELECTED FINANCIAL DATA

Incorporated by reference to "Selected Financial Data" in the Registrant's 1996 Annual Report to Shareholders.


ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated by reference to "Management's Discussion and Analysis of Financial Condition and Results of
Operations" in the Registrant's 1996 Annual Report to
Shareholders.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements are incorporated by reference to the Financial Statements in the Registrant's 1996 Annual
Report to Shareholders.  The Schedule appears at pages S-
1 through S-2 of this report.


ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE
REGISTRANT

The information regarding directors is incorporated by reference to the Company's Proxy Statement for its Annual
Meeting of Shareholders scheduled to be held June 10, 1997.


ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Company's Proxy Statement for its Annual
Meeting of Shareholders scheduled to be held June 10, 1997.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the Company's Proxy Statement for its Annual
Meeting of Shareholders scheduled to be held June 10, 1997.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS

The information required by this item is incorporated by reference to the Company's Proxy Statement for its Annual
Meeting of Shareholders scheduled to be held June 10, 1997.

PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
REPORTS ON FORM 8-K

(a)(1), (a)(2) and (d). The financial statements required by this item and incorporated herein by reference are as follows:


Report of Independent Public Accountants

Consolidated Balance Sheets - December 31, 1996 and 1995

Consolidated Statements of Operations - Years ended
December 31, 1996, 1995 and 1994

Consolidated Statements of Changes in Stockholders'
Equity - Three years ended December 31, 1996

Consolidated Statements of Cash Flows - Years ended
December 31, 1996, 1995 and 1994

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

2-3        Asset Purchase Agreement by and among Tone
Holdings, Inc. and Tone Acquisition Corporation,
EXECUTONE Network Services, Inc. and EXECUTONE

Information Systems, Inc. dated as of April 9, 1996, and
Amendment No. 1 to Asset Purchase Agreement dated as of
May 31, 1996, by and among Clarity Telecom Holdings, Inc.
(formerly known as Tone Holdings, Inc.), Clarity Telecom,
Inc. (formerly known as Tone Acquisition Corporation),
EXECUTONE Network Services, Inc. and EXECUTONE
Information Systems, Inc. Incorporated by reference to the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1995 filed on June 4, 1996.

3-1        Articles of Incorporation, as amended through
December 18, 1995. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 filed on April 15, 1996.

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

4-3        First Amendment dated January 1, 1995, Second
Amendment dated September 29, 1995, and Third Amendment dated December 29, 1995, to the Second Amended and
Restated Loan and Security Agreement by and among EXECUTONE Information Systems, Inc., the Financial
Institutions Listed on the Signature Page Thereof, and
Bank of America Illinois. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 filed on April 15, 1996.

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

10-6      1990 Directors' Stock Option Plan as amended
July 30, 1996.  Filed herewith.

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

10-10     Amendments dated as of April 1, 1995, and 1993
to Volume Purchase Agreement dated January 31, 1992, between U. S. Sprint Communications Company Limited
Partnership and EXECUTONE Information Systems, Inc.
Incorporated by reference to the Registrant's Annual
Report on Form 10-K/A for the year ended December 31, 1995 filed on August 29, 1996.

10-16    Manufacturing Services Agreement dated as of
January 10, 1995, between EXECUTONE Information Systems,
Inc. and Compania Dominicana de Telefonos, C por A
(Codetel).  Incorporated by reference to the Registrant's
Annual Report on Form 10-K  for the year ended December
31, 1995 filed on April 15, 1996.

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

10-21     Management Agreement for the National Indian
Lottery dated January 16,1995. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 filed on April 15, 1996.

10-22    Distributor Agreement dated as of May 31, 1996,
between EXECUTONE Information Systems, Inc. and Clarity
Telecom, Inc. Incorporated by reference to the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1995 filed on June 4, 1996.

11 Statement regarding computation of per share earnings. Filed herewith.

13    1996 Annual Report to Shareholders of
      EXECUTONE Information Systems, Inc.  Filed herewith.

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

Reports on Form 8-K

The Registrant filed no reports on Form 8-K during the quarter ended December 31, 1996.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the
Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

EXECUTONE Information Systems, Inc.

By: _____________________________
      Alan Kessman, Chairman, President
      and Chief Executive Officer

March 28, 1997
Milford, Connecticut


Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


March 28, 1997
______________________________
Alan Kessman
Chairman, President and Chief
Executive Officer

(Principal Executive Officer)

March 28, 1997
______________________________
Stanley M. Blau
Director

March 28, 1997
______________________________
Anthony R. Guarascio
Vice President-Finance, and Chief
Financial Officer

(Principal Financial and Accounting Officer)


March 28, 1997
______________________________
Thurston R. Moore
Director

March 28, 1997
______________________________
Richard S. Rosenbloom

Director

March 28, 1997
______________________________
Jerry M. Seslowe
Director

	REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of
EXECUTONE Information Systems, Inc.:



We have audited in accordance with generally accepted auditing standards, the financial statements included in EXECUTONE Information
Systems, Inc. and subsidiaries' annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 31, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange
Commission's rules and are not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP



Stamford, Connecticut
January 31, 1997

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
(Amounts in Thousands)


             					          Additions                         Deductions

	     		                             Charged    Charged    Net
                        Balance at  (Credited) (Credited)  Writeoffs   Balance at
                        Beginning    to Costs   to         of          End
                        of           and        Other      Uncollect.  of
Description	            Period       Expenses   Accounts   Accounts    Period
Year ended December 31, 1996
  Deducted from asset accounts:
  Allowance for doubtful
     accounts	             $1,715 	  $1,921	     $(551)*	   $(979)     $2,106
  Allowance for uncollectible
     notes receivable	        259	     (82)	      2,039*	     ---	      2,216

Year ended December 31, 1995
  Deducted from asset accounts:
  Allowance for doubtful
    accounts	               1,335	    1,872	       ---	     (1,492)     1,715
  Allowance for uncollectible
    notes receivable	         691 	    (432)	      ---	       ---         259

Year ended December 31, 1994
  Deducted from asset accounts:
  Allowance for doubtful
     accounts	              1,017     1,381        ---      (1,063)     1,335
  Allowance for uncollectible
     notes receivable       1,084     (393)        ---         ---        691



*	Adjustments related to sale of direct sales
organization

             EXECUTONE INFORMATION SYSTEMS, INC.
          EXHIBITS TO 1996 ANNUAL REPORT ON FORM 10-K


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

2-3        Asset Purchase Agreement by and among Tone
Holdings, Inc. and Tone Acquisition Corporation,
EXECUTONE Network Services, Inc. and EXECUTONE
Information Systems, Inc. dated as of April 9, 1996, and
Amendment No. 1 to Asset Purchase Agreement dated as of
May 31, 1996, by and among Clarity Telecom Holdings, Inc.
(formerly known as Tone Holdings, Inc.), Clarity Telecom,
Inc. (formerly known as Tone Acquisition Corporation),
EXECUTONE Network Services, Inc. and EXECUTONE
Information Systems, Inc. Incorporated by reference to the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1995 filed on June 4, 1996.

3-1        Articles of Incorporation, as amended through
December 18, 1995. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 filed on April 15, 1996.


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

4-3        First Amendment dated January 1, 1995, Second
Amendment dated September 29, 1995, and Third Amendment dated December 29, 1995, to the Second Amended and
Restated Loan and Security Agreement by and among EXECUTONE Information Systems, Inc., the Financial
Institutions Listed on the Signature Page Thereof, and
Bank of America Illinois. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 filed on April 15, 1996.

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

10-6      1990 Directors' Stock Option Plan as amended on
July 30, 1996.  Filed herewith.

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

10-10    Amendments dated as of April 1, 1995, and 1993
to Volume Purchase Agreement dated January 31, 1992, between U. S. Sprint Communications Company Limited
Partnership and EXECUTONE Information Systems, Inc.
Incorporated by reference to the Registrant's Annual
Report on Form 10-K/A for the year ended December 31, 1995 filed on August 29, 1996.

10-16    Manufacturing Services Agreement dated as of
January 10, 1996, between EXECUTONE Information Systems,
Inc. and Compania Dominicana de Telefonos, C por A
(Codetel).  Incorporated by reference to the Registrant's
Annual Report on Form 10-K for the year ended December
31, 1995 filed on April 15, 1996.

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

10-21    Management Agreement for the National Indian
Lottery dated January 16,1995. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 filed on April 15, 1996.

10-22    Distributor Agreement dated as of May 31, 1996,
between EXECUTONE Information Systems, Inc. and Clarity
Telecom, Inc. Incorporated by reference to the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1995 filed on June 4, 1996.

11         Statement regarding computation of per share
earnings.  Filed herewith.

13         1996 Annual Report to Shareholders of
EXECUTONE Information Systems, Inc.  Filed herewith.

21         Subsidiaries of EXECUTONE Information Systems,
Inc.  Filed herewith.

23.1      Consent of Arthur Andersen LLP.  Filed
herewith.

23.2      Consent of Hunton & Williams.  Filed herewith.

27         Financial Data Schedule.  Filed herewith.