Form 10-K/A
period 1996-12-31
EXECUTONE INFORMATION SYSTEMS INC
filed 1997-04-30
CIK 725282

FORM 10-K/A

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF
1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1996

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13
OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF
1934 (NO FEE REQUIRED)

For the transition period from              to

Commission File Number:  0-11551


                    EXECUTONE Information Systems, Inc.
          (Exact name of registrant as specified in its charter)

           Virginia                                    86-0449210
(State or other jurisdiction of incorporation        (I.R.S.  Employer
or organization)                                    Identification No.)

478 Wheelers Farms Road, Milford, Connecticut             06460
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code:  (203)876-7600


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




The number of shares outstanding of the registrant's only class of common stock, $.01 par value per share, as of March 24, 1997, was 49,471,481.




                        DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into the Part of this Form 10-K indicated below:



Part II     1996 Annual Report to Shareholders

          TABLE OF CONTENTS


Item                                                                  Page


PART I


1.          Business                                                    1
2.          Properties                                                 11
3.          Legal Proceedings                                          11
4.          Submission of Matters to a Vote of Security Holders        12
             Executive Officers of the Registrant                      13



PART II

5.         Market for Registrant's Common Equity and Related
            Stockholder Matters                                        16
6.         Selected Financial Data                                     16
7.         Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                  16
8.         Financial Statements and Supplementary Data                 16
9.         Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                        16


PART III

10.      Directors and Executive Officers of the Registrant            17
11.      Executive Compensation                                        18
12.      Security Ownership of Certain Beneficial Owners and
           Management                                                  25
13.      Certain Relationships and Related Transactions                29


PART IV

14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K
                                                                       30

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



The telephone operations of the Lottery may not begin until the resolution of a pending legal proceeding. Certain states have attempted to block the NIL by filing letters under 18 U.S.C. Section 1084 preventing long-distance carriers from providing telephone service to the NIL based on allegations that the NIL is not legal. The Coeur d'Alene Tribe has initiated legal action to argue that the Lottery is authorized by the Indian Gaming Regulatory Act ("IGRA") passed in 1988, that IGRA preempts state and federal statutes, that Section 1084 is inapplicable and that the states lack authority to issue the Section 1084 notification letters to any carrier. On February 28, 1996, the Coeur d'Alene Tribal Court ruled that all requirements of IGRA have been satisfied, that Section 1084 is inapplicable and that the states lack jurisdiction to interfere with the NIL which will operate in Idaho on the Reservation, and that the long distance carrier cannot refuse service to the NIL based upon Section 1084, an allegation that the NIL is in violation of IGRA or the federal anti-lottery statutes.
This ruling and a related order dated May 1,1996 are being appealed to the Tribal Appellate Court and probably will be appealed ultimately to United States federal courts as well. The Company has been advised by its outside counsel, Hunton & Williams, that based upon such firm's review of the applicable statutes, regulations and case law, it believes that the National Indian Lottery is authorized under IGRA and that the favorable rulings issued by the Coeur d'Alene Tribal Court on February
28, and May 1, 1996 should be upheld on appeal.



Overview of Business




The Company's revenues are derived from product sales to distributors, direct sales of healthcare communications and call center products, and direct sales to national accounts and federal government customers, as well as installations, additions, changes, upgrades or relocation of previously installed systems, maintenance contracts, and service charges to the existing base of healthcare, call center, national account and federal government customers. The Company's products and services are marketed and sold through a national network of Company direct sales and service employees and independent distributors.




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

The telephone operations of the Lottery may not begin until resolution of a pending legal proceeding. See "Legal Proceedings"
Although the Unistar legal situation is essentially unchanged, management is hopeful that the Tribe will receive a positive decision early this year in the Tribal Appellate Court, affirming the Tribal Court's rulings last year on the legality of the National Indian Lottery, and that such a decision will accelerate a federal court decision. In the meantime, Unistar is developing the business and gaming systems needed to conduct the Lottery, and plans to test these systems at an Internet test site between April and June 1997. Assuming the successful completion of these tests, Unistar plans a controlled expanded test from July to September, and assuming continued successful results, a national launch over the Internet in the fourth quarter of 1997.

Computer Telephony Products




The Company develops and distributes a complete line of applications-oriented computer telephony products that are easy to install, easy to maintain and easy to use, and that create visible value for its customers. The Company's complete portfolio of applications are built upon the Integrated Digital System (IDS'tm') family of digital telephone systems. Products range from PBXs to satisfy the basic voice communications needs of small- to medium-sized businesses to standards-compliant CT applications, standalone and LAN-based applications including voice mail, unified messaging, Automatic Call Distribution (ACD) and wireless communications.



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






Platform Systems.  Released on January 17, 1997, the
Healthcare Communications Platform (HCP) is the communications solution dedicated to a single platform technology for complete systems integration. The HCP exemplifies the Company's commitment to provide total communication capability. With the HCP system, the nurse call function is now integrated with an IDS phone system to provide the dual function at one master control center. Nurse call, locator, wireless phones, pocket pagers, patient reports, and management reports can all integrate seamlessly using a single platform fully utilizing all product benefits.



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




The CARE/COM II-E nurse call system represents the first step in EXECUTONE's plan to bring the benefits of a totally integrated communications system to the healthcare market on the Company's IDS digital platform. The CARE/COM lI-E system provides patient-to-staff and staff-to-staff voice communication on an automatic three-level call priority basis. This new system can currently support 72 patient stations per system, with the ability to integrate three systems together and support 216 patient stations. A five-line LCD display Nurse Control Station allows simple call processing and system operation. The system is highly flexible to meet the individually defined needs of today's hospitals and long-term care facilities.



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

The Company also markets the Monarch'tm' 1.9GHz Wireless
Telephone System, which is an in-building wireless communications tool that provides cellular-like mobility to a facility without expensive airtime charges. The Monarch system operates on the 1.9GHz U-PCS bandwidth set aside by the FCC strictly for personal communications use which means the signal will not cause interference or be interfered with by conventional telemetry equipment. The Monarch system can support up to 2 base stations per system, providing a coverage area of over 250,000 square feet in a typical office environment. In an open warehouse environment, the coverage is much greater. Each base station allows for eight simultaneous conversations and the Monarch system can support a maximum of up to 32 handsets.




Other Communication Products.  The INFOSTAR 'r'/StatLink 'tm'
product is designed to provide call management and integration of
EXECUTONE nurse call systems to telephone numbers, wireless
telephones and pager devices. INFOSTAR/StatLink has the flexibility to modify patient call flow based on the specific requirements of the healthcare facility. Calls can be routed on a 4-level priority basis to any extension, telephone or site pager configured in the database. The system is a communications solution that can be integrated with any
PBX.   Patient priorities and requests can be managed more efficiently and calls can be completed on a more timely basis with less strain on the staff and patients.



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




Although the Company offers a broad range of products through various sales channels nationwide, computer telephony product purchases by Clarity, the purchaser of the Company's direct sales and service organization and the Company's largest distributor, represented a significant portion of the Company's total revenues in 1996 and are expected to continue to represent a large portion of the Company's revenues. The loss of Clarity as a customer could have a material adverse effect on the Company, assuming the Company could not replace the shipments with other alternative distribution. The Company believes that it has the means within a reasonable period of time to establish alternative distribution channels in most of Clarity's territory were that to become necessary. However, the Company does not currently believe there is any significant risk of losing Clarity as a customer because Clarity is dependent upon a continued supply of the Company's proprietary products to service and upgrade its large existing customer base.




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

Use                            Location                    Approximate
                                                           Size

Corporate Headquarters         Milford, Connecticut        150,000
and Research, Development                                  square feet
and Engineering Facility


Distribution, Production &     Poway, California           115,000
Repair Center and Warehouse                                square feet


Other, including warehouses    Milford, Connecticut        30,800
and subleased office space                                 square feet



ITEM 3.    LEGAL PROCEEDINGS




On October 16, 1996, the Coeur d'Alene Tribe filed an action entitled Coeur d'Alene Tribe v. AT&T Corp. in the Tribal Court, located in Plummer, Idaho (Case No. C195-097), requesting a ruling that the Lottery to be developed and managed by the Company's Unistar Entertainment subsidiary is legal under IGRA, that IGRA preempts state and federal laws on the subject of Indian gaming, that Section 1084 is inapplicable and that the states lack authority to issue Section 1084 notification letters to any carrier, and an injunction preventing AT&T from refusing to provide telephone
service to the NIL.   This action was necessary because several network
carriers have been sent Section 1084 letters under the Federal
Communications Act by states opposed to the NIL. These letters state that the NIL is illegal under state and federal laws and prohibit the carriers from carrying network traffic for the NIL. The telephone operations of the NIL may not begin until resolution of this proceeding and agreement of a network carrier to carry the network traffic of the NIL.
 On February 28, 1996, the Tribal Court ruled that all requirements of IGRA have been satisfied, that Section 1084 is inapplicable and the states lack jurisdiction to interfere with the NIL, and that AT&T cannot refuse service to the NIL based upon Section 1084, an allegation that the NIL is in violation of IGRA or the federal anti-lottery statutes. This ruling and a related order dated May 1, 1996 are being appealed to the Tribal Appellate Court and probably will be appealed to the United States federal courts as well. The Company has been advised by its outside counsel, Hunton & Williams, that based upon such firm's review of the applicable statutes, regulations and case law, it believes that the Lottery is authorized under IGRA and that the favorable rulings issued by the Coeur d'Alene Tribal Court on February 28 and May 1, 1996 should be upheld on appeal. However, this litigation, as well as other litigation which could be brought by states opposed to the NIL, could delay commencement of operations, and it is impossible at this time to predict when the NIL will commence telephone operations. The Company does not believe the outcome of this litigation will have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.



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

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are as follows:

Name                    Age          Position With Company




Alan Kessman             50          Chairman of the Board,
                                     President and
                                     Chief Executive Officer




Michael W. Yacenda       45          Executive Vice President and
                                     President, UniStar
                                     Entertainment

Barbara C. Anderson      45          Vice President, General
                                     Counsel and Secretary

James E. Cooke III       48          Vice President, National
                                     Accounts

Anthony R. Guarascio     43          Vice President, Finance  and
                                     Chief Financial Officer

Israel J. Hersh          43          Vice President,
                                     Software Engineering

Elizabeth Hinds          55          Vice President,
                                     Human Resources

Robert W. Hopwood        53          Vice President and Vice
                                     President-Operations,
                                     Unistar Entertainment

Andrew Kontomerkos       51          Senior Vice President,
                                     Hardware Engineering and
                                     Production

Vic Northrup             40          Vice President,
                                     Computer Telephony


Frank J. Rotatori        54          Vice President, Healthcare
                                     Communications

Shlomo Shur              47          Senior Vice President,
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


ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE

Not applicable.

PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
COMPANY



The following persons are currently serving as directors and have been nominated by the Board of Directors as candidates for election as directors at the Annual Meeting of Shareholders to be held on July 29, 1997. Certain information regarding each director is set forth below, including each individual's principal occupation and business experience during the last five years, directorships in other public companies, and the year in which the individual was elected a director of the Company or one of its predecessor companies.

                                                                     Director
Name                     Age  Principal Occupation                    Since
Alan Kessman           50   President, Chief Executive Officer,        1983
                            and Chairman of the Company
                            since 1988; and of one of the
                            Company's predecessor corporations
                            since 1983.

Stanley M. Blau        59   President, The Blau Group Ltd., an         1983
                            investment  firm; formerly Vice
                            Chairman of the Company from 1988
                            until 1996; and Chief Executive
                            Officer of one of the Company's predecessor
                            corporations, from 1987 until July 1988.

Thurston R. Moore      50   Partner, Hunton & Williams (Attorneys),    1990
                            Richmond, Virginia, since 1981.

Richard S. Rosenbloom  64   David Sarnoff Professor of Business        1992
                            Administration, Harvard Business School,
                            since 1980.  Mr. Rosenbloom is a director
                            of Arrow Electronics, Inc.

Jerry M. Seslowe       51   Managing Director of Resource Holdings     1996
                            Ltd., an investment and financial consulting
                            firm, since 1983.

Executive Officers

See Part I for information concerning executive officers of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

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

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, and written representations that no other reports were required, during the fiscal year ended December
31, 1996, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except that Mr. Israel Hersh, a Vice President of the Company, failed to file a timely Report on Form 4 to report an open market sale of Common Stock.


ITEM 11. EXECUTIVE COMPENSATION


Director Compensation

Each non-employee director receives an annual retainer of $10,000, payable in equal quarterly installments, plus a fee of $1,250 for each Board meeting attended. The Company also reimburses directors for their travel and accommodation expenses incurred in attending Board meetings.

In addition, each non-employee director is granted annually an option to purchase shares of the Company's Common Stock under the terms and conditions of the Company's 1990 Directors' Stock Option Plan (the "Plan") approved by the shareholders on June 20, 1990 and amended, with the approval of the shareholders, on July 30, 1996.

As of March 31, 1997, 30,000 shares had been issued upon exercise of options granted under the original terms of the Plan, options to purchase 24,000 shares of Common Stock were outstanding under the original terms of the Plan, and options to purchase an additional 77,600 shares were outstanding under the 1996 amendment to the Plan. The number of shares for which options may be granted each year are determined by reference to the Black-Scholes option pricing model to provide an option equal in value to $10,000 based upon the market price of the Common Stock at the date of grant. An aggregate of up to 250,000 shares are issuable under the Plan. Each non-employee director received options to purchase 12,900 shares in 1996.

On February 1, 1996 and June 23, 1992, Jerry M. Seslowe and
Richard S. Rosenbloom were each granted warrants to purchase 25,000 shares of the Company's Common Stock at $2.63 and $1.25 per share, respectively, the closing market prices on those dates. The warrants vest ratably over a three-year period and expire on February 1, 2001 and June 23, 1997, respectively. Messrs. Seslowe and Rosenbloom received these warrants upon being elected to serve on the Company's Board of Directors.

Summary Compensation Table

The following table sets forth the compensation by the Company of the Chief Executive Officer and the four most highly compensated other executive officers of the Company for services in all capacities to the Company and its subsidiaries during the past three fiscal years.

                                       Annual Compensation         Long-Term Compensation
                                                     Other Annual  Awards of     All Other
Name and                         Salary      Bonus   Compensation   Options/  Compensation
Principal Position	       Year     ($)      ($) (1)       ($) (2)   SARs (#)     ($)(3)
Alan Kessman              1996   400,000    63,000         -0-         -0-        9,536
Chairman of the Board,    1995   400,000      -0-          -0-         -0-       10,328
President and Chief       1994   391,000    100,000       8,506        -0-        8,084
Executive Officer

Michael W. Yacenda        1996   256,000    49,900         -0-         -0-        5,935
Executive Vice President  1995   256,000     -0-           -0-         -0-        6,353
                          1994   243,154    39,600        10,000       -0-       56,484

Shlomo Shur               1996   215,700    12,393         -0-         -0-        5,192
Senior Vice President,    1995   215,700     -0-           -0-         -0-        5,514
Advanced Technology       1994   211,539    23,088        10,000       -0-        4,856

Andrew Kontomerkos        1996   214,000    12,350         -0-         -0-        5,703
Senior Vice President,    1995   214,000     -0-           -0-         -0-        5,535
Hardware Engineering      1994   205,888    38,025        10,000       -0-        5,509
and Production

Anthony Guarascio         1996   160,000    42,000         -0-         -0-        2,993
Vice President and        1995   160,000     -0-           -0-                    2,919
Chief Financial           1994   155,000    14,000         -0-                   23,002
Officer


(1) Includes special bonuses awarded in 1994 to certain Company employees following successful implementation of measures to overcome the effect of a fire at the facilities of one of the Company's major suppliers in China in December 1993. Special bonuses totaling $50,000, $30,000, $15,000, $20,000, and $8,000 were awarded to Messrs.
Kessman, Yacenda, Shur, Kontomerkos, and Guarascio, respectively.

(2) This category represents employee stock option credits that could have been used after July 1, 1993 and prior to December 31, 1994 to pay the exercise price of employee stock options held by the employee. All credits shown in this column were used to exercise stock options in 1994.
 See Note 3.

(3) This category includes for 1994 stock option credits used to pay the exercise price of employee stock options exercised during 1994 by Mr. Yacenda in the amount of $50,549 and by Mr. Guarascio in the amount of $20,383. The credits were granted in 1988, 1992 and 1994 (see Note
2 above). The column does not include 1992 or 1994 credits used in 1994 that were reported as "Other Annual Compensation" for 1994.
This category also includes for each individual a matching contribution by the Company under the Company's 401(k) plan in the amount of $660 each for each year. This column also includes premiums paid by the Company for long-term disability and life insurance for the individuals in the following amounts in 1996: Mr.
Kessman, $8,876; Mr. Yacenda, $5,275; Mr. Shur, $4,532; Mr.
Kontomerkos, $5,043; and Mr. Guarascio, $2,333; in the following amounts in 1995: Mr. Kessman, $9,668; Mr. Yacenda, $5,693; Mr. Shur, $4,854; Mr. Kontomerkos, $4,875; and Mr. Guarascio, $2,259; and in the following amounts in 1994: Mr. Kessman, $7,424; Mr. Yacenda, $4,774;
Mr. Shur, $4,196; Mr. Kontomerkos, $4,849; and Mr. Guarascio, $1,959.

Employment Agreement

The Company and Mr. Kessman entered into an employment continuity agreement in January 1995 that provides certain benefits to Mr. Kessman in the event of the termination of Mr. Kessman's employment following a change in control in the Company, including a lump sum payment equal to 2.99 times his then current base salary plus the average of any bonuses awarded to Mr. Kessman during the two fiscal years preceding the termination of his employment. Under the terms of the agreement, a change in control includes the acquisition of beneficial ownership of 20% of the Company's voting securities by any person or group. The agreement continues through the length of Mr. Kessman's employment with the Company.

Option Grants in Last Fiscal Year

There were no grants of options  made to any officers during 1996.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-
End Option Values

The following table sets forth each exercise of stock options made during the year ended December 31, 1996 by the Chief Executive Officer and the four most highly compensated other executive officers and the fiscal year-end value of unexercised options held by those individuals as of December 31, 1996. There were no exercises or holdings of stock appreciation rights by any officers during 1996, and there are no outstanding stock appreciation rights.

                                             Number of           Value of Unexercised
                                          Unexercised Options   In-the Money Options at
                 Share                   at Fiscal Year-End(#)  Fiscal Year-End ($) (1)
              Acquired on      Value        Exercisable/           Exercisable/
Name           Exercise (#) Realized ($)   Unexercisable          Unexercisable
Alan Kessman    65,688       $108,472       22,500/12,500         $15,938/4,688

Michael W.      35,000        83,125        50,000/8,000           38,250/3,000
Yacenda

Shlomo Shur     35,000        89,688        38,750/6,250           29,531/2,344

Andrew          24,000        61,500        30,000/5,000           22,500/1,875
Kontomerkos

Anthony         19,000        48,688        33,750/6,250           23,906/2,344
Guarascio

(1)	Based upon the last sale price on December 31, 1996 of
$2.375 per share of Common Stock.

COMPENSATION COMMITTEE REPORT
ON EXECUTIVE COMPENSATION


It is the responsibility of the Compensation Committee of the Board of Directors to administer the Company's incentive plans, review the performance of management and approve the compensation of the Chief Executive
Officer and other executive officers of the Company.

The Compensation Committee believes that the Company's success depends on the coordinated efforts of individual employees working as a team toward defined common goals. The objectives of the Company's compensation program are to align executive compensation with business objectives, to reward individual and team performance furthering the business objectives, and to attract, retain and reward employees who will contribute to the long-term success of the Company with competitive salary and incentive plans.

Specifically, executive compensation decisions are based on the following factors:

1. The total direct compensation package for the Company's executives is made up of three elements: base salary, a short-term incentive program in the form of a performance-based bonus, and a long-term incentive program in the form of stock options and other inducements to own the Company's stock.

2. The Committee believes that the total compensation of all executives should have a large incentive element that is dependent upon overall Company performance measured against objectives established at the beginning of the fiscal year. Bonus and stock opportunities represent a significant portion of the total compensation package, in an attempt to further the Company's goal of linking compensation more closely to the Company's performance. The percentage of direct compensation that is dependent upon the Company's attainment of its objectives also generally increases as the responsibility of the officer in question for the overall corporate performance increases.

3. Total compensation levels, i.e., base salary, bonus potential, and number of stock options, are established by individual levels of responsibility and regular reference to competitive compensation levels for executives performing similar functions and having equivalent levels of responsibility. However, whether actual bonuses are paid to each executive depends upon the achievement of Company profitability goals. In the case of certain executives who have direct responsibility for individual business units, a portion of the incentive compensation for such executives may consist of bonuses tied to the performance against predetermined targets of the individual business units for which they are responsible.

4. In 1995 and 1996, the Compensation Committee did not perform a general survey of executive compensation.
The Committee determined that the operating results of the Company did not support any base salary increases for officers and no changes were made to the compensation of any officers named in the Summary Compensation Table.
In 1994 and in previous years, the Compensation
Committee has reviewed various executive compensation data developed by the Company's Human Resources
Department with an independent consultant from base salary and bonus compensation information reported in a nationally recognized independent compensation survey
(the "Survey") for a group of companies in the Company's industry or similar industries and of comparable size and complexity. The Committee compared the base salary and bonus levels of the Survey group to the existing salary and bonus compensation of the Company's management.

5. The Committee views the 50th percentile of the Survey data as average compensation for comparable positions and believes it is the minimum level necessary for the Company to be competitive in attracting and retaining qualified executives in its industry and geographic locations. Therefore, the base salaries for the Chief Executive Officer and the four other highest paid executive officers were established in 1994 at approximately the 50th percentile for comparable positions in the Survey companies.

6. Merit increases in base salary for executives other than Mr. Kessman have been reviewed on an individual basis by Mr. Kessman and increases are dependent upon a favorable evaluation by Mr. Kessman of individual executive performance relative to individual goals, the functioning of the executive's team within the corporate structure, success in furthering the corporate strategy and goals, and individual management skills. Based upon his evaluation, Mr. Kessman recommends base salary increases to the Committee for its approval.

7. In addition to base salary and merit increases, the Compensation Committee considers incentive bonuses for its executive officers, including the Chief Executive Officer, both prospectively based upon the attainment of specific performance goals, and retrospectively based upon the Committee's discretionary judgment as to the performance during the year of the Company and its executive officers or other considerations deemed appropriate at the time. Bonus potential for 1996 was the same as for 1995 and 1994 for all officers named in the Summary Compensation Table. To establish 1996 bonus potential for executive officers, including the Chief Executive Officer, the Compensation Committee reviewed recommendations by the Chief Executive Officer based on data provided by the Survey. The Committee provided that each officer would be eligible for a bonus equal to a percentage of his or her salary consistent with the Survey data if certain pre-established 1996 pretax income targets or goals were achieved by the Company. The bonus incentive was structured so that if the Company fully achieved or exceeded its predetermined 1996 goals, total cash compensation of the executive (salary and bonus) would increase to approximately the 75th percentile of the Survey salary data. Partial achievement of the pretax income goals (above 75% attainment) would result in partial bonus payments. In 1996 the pretax income from operations, excluding the gain on sale of certain businesses, for the entire year was below the 75% threshold though pre-tax operating income for the second six months of the year was on plan as adjusted for the operations remaining after the sale of the direct selling organization in May 1996. Therefore, the Compensation Committee approved payment of the quarterly portion of the bonus plan for the last two quarters of 1996 which amounted to about 2.5% of salary for each of the executives. Additionally, the Committee approved additional special bonuses for certain executives based on their successful completion of the sale of the direct selling organization and the successful implementation of the changes after the sale and the operating performance of the Company in the last six months of the year. Mr. Kessman received a $10,000 bonus in accordance with the existing plan for the last two quarters of 1996 (2.5% of base salary), plus a $25,000 bonus for the successful completion of the sale of the direct selling organization and an additional special bonus of $28,000 for the Company's performance after the sale of the direct organization.

The Committee reserves the right to make discretionary bonus awards in appropriate circumstances where an executive might merit a bonus based on other considerations.

8. All executives, including the Chief Executive Officer, are eligible for annual stock option grants under the employee stock option plans applicable to employees generally, as approved by the Compensation Committee.
The number of options granted to any individual depends on individual performance, salary level and competitive data. In addition, in determining the number of stock options granted to each senior executive, the Compensation Committee reviews the unvested options of each executive to determine the future benefits potentially available to the executive. The number of options granted will depend in part on the total number of unvested options deemed necessary to create a long-term incentive on the part of the executive to remain with the Company in order to realize future benefits.

No options were granted in 1996 to Mr. Kessman or the four highest paid other executive officers.

In conclusion, the Compensation Committee believes that the base salary, bonus and stock options of the Company's
Chief Executive Officer and other executives are appropriate in light of competitive pay practices and the Company's performance against short and long-term performance goals.

                          RICHARD ROSENBLOOM
                                 JERRY SESLOWE

PERFORMANCE GRAPH

The graph below compares, for the last five fiscal years, the yearly percentage change in cumulative total returns
(assuming reinvestment of dividends and interest) of (i) the Company's Common Stock, (ii) the Company's
Debentures, (iii) the NASDAQ Stock Market and (iv) a peer group index constructed by the Company (the "Peer
Group").
The Peer Group consists of the following companies:

Aspect Telecommunications  Corp.           Inter-Tel, Inc.
Boston Technology, Inc.                    InterVoice, Inc.
Brite Voice Systems, Inc.                  Microlog  Corporation
Centigram Communications Corp.             Mitel Corporation
Comdial Corporation                        Norstan, Inc.
Davox Corporation                          Octel Communications Corp.
Digital Sound Corporation
Electronic Information Systems, Inc.       Syntellect, Inc.
Mosaix (formerly                           Teknekron Communications
  Digital Systems International, Inc.)          Systems, Inc. (TCSI)

TIE/Communications, Inc., was formerly included among the Peer Group companies. It has been eliminated because it is now privately held.

The Peer Group includes companies who compete with the Company in the general voice communications equipment area as well as those active in several more specialized areas, such as ACD (automatic call distribution), voice mail, interactive voice response systems, and predictive dialing systems, as well as additional general voice communications companies. The Company believes that the mix of the companies in the Peer Group accurately reflects the mix of businesses in which the Company is currently engaged and will be engaged in the foreseeable future.

The Peer Group is not identical to the Survey group used to evaluate compensation of executives described in the Compensation Committee Report. The Peer Group above does not provide sufficient compensation data for the Committee's purposes, and the Survey group includes non-public entities for whom stock price data for the performance graph is unavailable.

Although AT&T and Northern Telcom are the Company's principal competitors in supplying voice communications equipment, software and services to the under-300-desktop market, the business in which the Company is primarily engaged, both of those companies are much larger than the Company and derive most of their revenues from other lines of business and so have not been included in the Peer
Group. The returns of each Peer Group issuer have been weighted in the graph below to reflect that issuer's stock market capitalization at the beginning of each calendar year.

Comparison of Five-Year Cumulative Return
Among EXECUTONE, including the Common
Stock ("XTON") and the Debentures ("XTONG"), the NASDAQ (US) Index and the Company's
Peer Group

CAPTION>
Weighted Average
Cumulative Total Returns   1991   1992   1993   1994   1995   1996
XTON                      $100    $223   $354   $400   $285   $292
NASDAQ                    $100    $116   $134   $131   $185   $227
PEER GROUP                $100    $134   $236   $213   $305   $382
XTONG                     $100    $181   $249   $248   $288   $321
[PERFORMANCE GRAPH]

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee until July 30,
1996, were Thurston Moore, Richard Rosenbloom and William Smart.
The members of the Compensation Committee commencing July 30,
1996, were Richard Rosenbloom and Jerry Seslowe.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

The following table lists any person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act) who, to the knowledge of the Company, was the beneficial owner as of March 31, 1997, of more than 5% of the outstanding voting shares of the Company.
 Unless otherwise noted, the owner has sole voting and dispositive power with respect to the securities.


                     Name and Address of          Amount and Nature of    Percentage
Title of Class       Beneficial Owner             Beneficial Ownership    of Class(1)
Common Stock         Entitles Associated with       4,557,989 (2)             9.22
                     Hambrecht & Quist
                     Group
                     One Bush Street
                     San Francisco, CA
                     94104

                     Entities Associates with        3,245,078 (3)            6.58
                     Edmund H., Shea, Jr.
                     655 Brea Canyon Road
                     Walnut Creek, CA


                     91789

Series A Stock       Cooper Life Sciences             78,819                  31.53
                     160 Broadway
                     New York, NY  10038

                     James W. Spencer                 26,265                10.65
                     3042 Spring Hill Road
                     Smyrna, GA  30080

                     Watertone L.L.C.                 127,895                 51.16
                     730 Fifth Avenue
                     New York, NY  10038

Series B Stock       Cooper Life Sciences              31,528                 31.53
                     160 Broadway
                     New York, NY  10038

                     James W. Spencer                  10,650                10.65
                     3042 Spring Hill Road
                     Smyrna, GA  30080

                     Watertone L.L.C.                  51,157                 51.16
                     730 Fifth Avenue
                     New York, NY  10038


(1) With respect to the Common Stock, percentages shown are based upon 49,471,481 shares of Common Stock actually outstanding as of March 31, 1997. In cases where the beneficial ownership of the individual or group includes options, warrants or convertible securities, the percentage is based on 49,471,481 shares actually outstanding, plus the number of shares issuable upon exercise or conversion of any such options, warrants or convertible securities held by the individual or group.
 The percentage does not reflect or assume the exercise or conversion of any options, warrants or convertible securities not owned by the individual or group in question.

(2) The Hambrecht & Quist entities share power to vote and dispose of all such shares.

(3) Includes 11,935 shares of Common Stock issuable upon conversion of the Company's Debentures, of which entities associated with Mr. Shea own $148,800 in principal amount, representing less than 1% of the outstanding principal amount. The Shea entities share the power to vote and dispose of all such shares.

The following table sets forth as of March 31, 1997, the beneficial ownership of the Company's voting shares by all current directors and nominees of the Company, the Chief Executive Officer, and the four next most highly compensated executive officers and all directors and executive officers of the Company as a group. Unless otherwise indicated, each person listed below has sole voting and investment power over all shares beneficially owned by him or her.

                       Name of                  Amount and Nature of    Percentage
Title of Class         Beneficial Owner         Beneficial Ownership    of Classs (1)
Common Stock           Stanley M. Blau           705,429  (2)             1.42
                       Anthony Guarascio         264,060  (3)                *


                       Alan Kessman              1,741,336  (4)            3.52
                       Andrew Kontomerkos          471,732  (5)              *
                       Thurston R. Moore           124,535  (6)              *
                       Richard S. Rosenbloom        63,200  (7)              *
                       Jerry M. Seslowe            195,915  (8)              *
                       Shlomo Shur                 742,055  (9)            1.52
                       Michael W. Yacenda        1,005,190  (10)            2.03

                       All Directors and         6,382,855 (11)            12.65
                       Officers as a Group
                      (17 persons)


Series A Stock          Stanley M. Blau              -0-
                        Anthony Guarascio            -0-
                        Alan Kessman                 -0-
                        Andrew Kontomerkos           -0-
                        Thurston R. Moore            -0-
                        Richard S. Rosenbloom        -0-
                        Jerry M. Seslowe           4,692 (12)              1.87
                        Shlomo Shur                  -0-
                        Michael W. Yacenda           -0-

                        All Directors and           4,692                  1.87
                        Officers as a Group
                        (17 persons)


Series B Stock          Stanley M. Blau               -0-
                        Anthony Guarascio             -0-
                        Alan Kessman                  -0-
                        Andrew Kontomerkos            -0-
                        Thurston R. Moore             -0-
                        Richard S. Rosenbloom         -0-
                        Jerry M. Seslowe           1,877 (13)              1.87
                        Shlomo Shur                   -0-
                        Michael W. Yacenda            -0-

                        All Directors and           1,877                  1.87
                        Officers as a Group
                        (17 persons)


(1) With respect to the Common Stock, percentages shown are based upon 49,471,481 shares of Common Stock actually outstanding as of March 31, 1997. In cases where the beneficial ownership of the individual or group includes options, warrants or convertible securities, the percentage is based on 49,471,481 shares actually outstanding, plus the number of shares issuable upon exercise or conversion of any such options, warrants or convertible securities held by the individual or group.
 The percentage does not reflect or assume the exercise or conversion of any options, warrants or convertible securities not owned by the individual or group in question.

(2) Includes 300,000 shares subject to options exercisable within 60 days of June 1, 1997.

(3) Includes 40,000 shares subject to options exercisable within 60 days of June 1, 1997 and 9,412 shares issuable upon conversion of the Company's Debentures, of which Mr. Guarascio beneficially owns
$100,000 in principal amount or less than 1% of the outstanding principal amount.

(4) Includes 35,000 shares subject to options exercisable within 60 days of June 1, 1997.

(5) Includes 35,000 shares subject to options exercisable within 60 days of June 1, 1997.

(6) Includes 38,200 shares subject to options exercisable within 60 days of June 1, 1997.

(7) Includes 38,200 shares subject to options and 25,000 shares subject to warrants exercisable within 60 days of June 1, 1997.

(8) Includes 37,912 shares subject to options and 25,000 shares subject to warrants, 46,245 of which are exercisable within 60 days of June 1, 1997. Also includes12,755 shares of Common Stock owned and 63,559 shares of Common Stock subject to exercisable options held by Resource Holdings Associates, of which Mr. Seslowe is a managing director and in which he holds a greater than 10% ownership interest. Does not include 203,756 shares of Common Stock contingently issuable upon conversion of the Preferred Stock owned by Mr. Seslowe or the 45,875 shares of Common Stock contingently issuable upon conversion of the Preferred Stock owned by Resource Holdings Associates.

(9) Includes 45,000 shares subject to options exercisable within 60 days of June 1, 1997.

(10) Includes 58,000 shares subject to options exercisable within 60 days of June 1, 1997 and 3,576 shares issuable upon conversion of the Company's Debentures, of which Mr. Yacenda beneficially owns $38,000 in principal amount or less than 1% of the outstanding principal amount.

(11) Includes 903,742 shares subject to options, and 50,000 shares subject to warrants, of which 661,286 and 33,334, respectively, are exercisable within 60 days of June 1, 1997, and 45,176 shares issuable upon conversion of the Company's Debentures.

(12)  Includes 862 shares held by Resource Holdings.

(13)  Includes 345 shares held by Resource Holdings.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS

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

The Executive Stock Incentive Plan (the "Executive Plan") approved by shareholders at the 1994 Annual Meeting was implemented in October
1994 with 30 employees participating. Under the terms of the Executive Plan, eligible employees were granted the right to purchase shares of the Company's Common Stock at a price of $3.1875 per share. Participating employees financed the purchases of these shares through loans by the Company's bank lender at the prime rate less 1/4%. The loans are fully-recourse to the participating employees but are guaranteed by letters of credit from the Company to the lending bank. The Company holds the purchased Common Stock as security for its guarantees of the repayment of the loans. The following table contains information about borrowings in excess of $60,000 by executive officers that were outstanding during 1996 pursuant to the Executive Plan that are guaranteed by the Company. No director, nominee, or beneficial owner of more than 5% of any class of voting securities is eligible for participation in the Executive Plan.

                               Highest Amount of            Unpaid
                               Indebtedness Between         Indebtedness
                               1/1/96 and 3/31/97,          at 3/31/97
                               Including                    Including
Name                           Accrued Interest             Accrued Interest

Alan Kessman                   $2,227,051                   $2,227,051

Michael W. Yacenda              1,312,691                    1,312,691

Shlomo Shur                       649,557                      649,557

Andrew Kontomerkos                649,557                      649,557

Barbara C. Anderson               353,287                      317,067

James E. Cooke III                371,175                      371,175

Anthony R. Guarascio              519,645                      519,645

Israel J. Hersh                   111,353                      111,353

Robert W. Hopwood                 374,434                      374,434

Vic Northrup                      262,104                      262,104

Frank J. Rotatori                 222,705                      222,705

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

3-3        Bylaws, as amended.  Incorporated by reference to the
Registrant's Registration Statement on Form S-3 (File No. 33-
62257) filed August 30, 1995.

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




10-6      1990 Directors' Stock Option Plan as amended July 30, 1996.
Previously filed.




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




10-20    Warrant to Purchase 25,000 Shares of Common Stock of the
Registrant, in favor or Jerry M. Seslowe, dated February 1, 1996.
Filed herewith.




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

11         Statement regarding computation of per share earnings.
Previously filed.




13         1996 Annual Report to Shareholders of EXECUTONE
Information Systems, Inc. Previously filed.




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

EXECUTONE Information Systems, Inc.

By: __/s/ Alan Kessman___________________
      Alan Kessman, Chairman, President
      and Chief Executive Officer

April 28, 1997
Milford, Connecticut

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

April 28, 1997                __/s/  Alan Kessman______________
                              Alan Kessman
                              Chairman, President and Chief  Executive
                              Officer (Principal Executive Officer)

April 28, 1997               ______________________________
                              Stanley M. Blau
                              Director

April 28, 1997                __/s/  Anthony Guarascio__________
                              Anthony R. Guarascio
                              Vice President-Finance, and Chief Financial
                              Officer (Principal Financial and Accounting
                              Officer)

April 28, 1997                 ___/s/  Thurston R. Moore___________
                               Thurston R. Moore
                               Director

April 28, 1997                 ___/s/   Richard S. Rosenbloom___
                               Richard S. Rosenbloom
                               Director

April 28, 1997                ______________________________
                              Jerry M. Seslowe
                              Director

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



ARTHUR ANDERSEN LLP
Stamford, Connecticut
January 31, 1997

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
(Amounts in Thousands)


                                                Additions                Deductions
                                                Charged       Charged    Net
                                    Balance at  (Credited)    (Credited) Writeoffs      Balance at
                                    Beginning  to Costs      to Other    Uncollectible  End of
                                    of  Period  and Expenses  Accounts   Accounts       Period
Year ended December 31, 1996
  Deducted from asset accounts:
  Allowance for doubtful accounts   $1,715       $1,921        $(551)*     $(979)        $2,106
  Allowance for uncollectible
     notes receivable	                 259        (82)          2,039*      ----          2,216

Year ended December 31, 1995
  Deducted from asset accounts:
  Allowance for doubtful accounts    1,335        1,872         ------      (1,492)       1,715
  Allowance for uncollectible
    notes receivable                   691        (432)         ------       -----          259

Year ended December 31, 1994
  Deducted from asset accounts:
  Allowance for doubtful accounts    1,017        1,381         ------      (1,063)       1,335
  Allowance for uncollectible
     notes receivable                1,084        (393)         ------       -------       691



*	Adjustments related to sale of direct sales
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

3-3        Bylaws, as amended.  Incorporated by reference to the
Registrant's Registration Statement on Form S-3 (File No. 33-
62257) filed August 30, 1995.

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




10-6      1990 Directors' Stock Option Plan as amended on July 30, 1996.
Previously filed.




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




10-20    Warrant to Purchase 25,000 Shares of Common Stock of the
Registrant, in favor or Jerry M. Seslowe, dated February 1, 1996.
Filed herewith.




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

11         Statement regarding computation of per share earnings.
Previously filed.




13         1996 Annual Report to Shareholders of EXECUTONE
Information Systems, Inc. Previously filed.




21         Subsidiaries of EXECUTONE Information Systems, Inc.  Filed
herewith.

23.1      Consent of Arthur Andersen LLP.  Filed herewith.

23.2      Consent of Hunton & Williams.  Filed herewith.




27         Financial Data Schedule. Previously filed.