Form 10-Q
period 1997-03-31
EXECUTONE INFORMATION SYSTEMS INC
filed 1997-05-14
CIK 725282

Executone Information Systems, Inc.  March 31, 1997  10-Q


                              FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1997

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

The number of shares outstanding of registrant's Common Stock, $.01 par value per share, as of April 30, 1997 was 49,371,481.

                              INDEX



EXECUTONE Information Systems, Inc.

                                                             Page #
PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements

          Consolidated Balance Sheets -
          March 31, 1997 and December 31, 1996.                 3

          Consolidated Statements of Operations -
          Three Months Ended March 31, 1997 and 1996.           4

          Consolidated Statements of Cash Flows -
          Three Months Ended March 31, 1997 and 1996.           5

          Notes to Consolidated Financial Statements.           6


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations        11



PART II.  OTHER INFORMATION                                    15

          SIGNATURES                                           16



EXHIBIT 11.    STATEMENT REGARDING COMPUTATION
               OF PER SHARE EARNINGS                           17

                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

      EXECUTONE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                                            March 31,       December 31,
(In thousands, except for share amounts)      1997              1996
                                           (Unaudited)
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                 $   21,122        $   27,696
 Accounts receivable, net of
   allowance of $2,392 and $2,106              34,635            38,992
 Inventories                                   18,439            16,814
 Prepaid expenses and other current assets      2,694             3,099
       Total Current Assets                    76,890            86,601

RESTRICTED CASH                                 5,052             5,031
PROPERTY AND EQUIPMENT, net                     7,241             7,578
INTANGIBLE ASSETS, net                         19,861            19,893
DEFERRED TAXES                                 18,092            18,434
OTHER ASSETS                                   16,861            14,472
                                            $ 143,997         $ 152,009

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current portion of long-term debt          $     918         $     882
 Accounts payable                              29,113            31,416
 Accrued payroll and related costs              3,639             3,398
 Accrued liabilities                           11,360            13,943
 Deferred revenue and customer deposits         3,659             3,164
       Total Current Liabilities               48,689            52,803

LONG-TERM DEBT                                 13,685            13,837
LONG-TERM DEFERRED REVENUE                        349                22
       TOTAL LIABILITIES                       62,723            66,662

STOCKHOLDERS' EQUITY:
 Common stock: $.01 par value; 80,000,000 shares
   authorized; 49,471,481 and 51,173,755 issued
   and outstanding                                495               512
 Preferred stock:  $.01 par value; Cumulative
   Convertible Preferred Stock (Series A),
   250,000 shares authorized, issued and
   outstanding; Cumulative Contingently
   Convertible Preferred Stock (Series B),
   100,000 shares authorized, issued
   and outstanding                              7,300             7,300
 Additional paid-in capital                    71,545            76,113
 Retained earnings (since July 1, 1988)         1,934             1,422
       Total Stockholders' Equity              81,274            85,347
                                            $ 143,997         $ 152,009

The accompanying notes are an integral part of these consolidated balance sheets.

          EXECUTONE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)


                                                   Three Months Ended
(In thousands, except for per share amounts)            March 31,
                                                  1997            1996
REVENUES                                      $  39,019       $  66,966

COST OF REVENUES                                 24,899          40,446
 Gross Profit                                    14,120          26,520

OPERATING EXPENSES:
 Product development and engineering              3,300           3,764
 Selling, general and administrative             10,047          26,256
                                                 13,347          30,020

OPERATING INCOME (LOSS)                             773          (3,500)

INTEREST EXPENSE                                   (434)           (808)
LOSS ON SALE OF BUSINESSES (Note G)                 ---          (4,877)
OTHER INCOME                                        515             216

INCOME (LOSS) BEFORE INCOME TAXES                   854          (8,969)

PROVISION (BENEFIT) FOR INCOME TAXES:
 Cash                                               ---             100
 Noncash (Note C)                                   342          (3,711)
                                                    342          (3,611)

NET INCOME (LOSS)                             $     512       $  (5,358)


EARNINGS (LOSS) PER SHARE                     $    0.01       $   (0.10)

WEIGHTED AVG. COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING                   50,229          51,853






The accompanying notes are an integral part of these consolidated statements.



             EXECUTONE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                      Three Months Ended
(In thousands)                                             March 31,
                                                       1997         1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                 $    512    $  (5,358)
  Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
    Depreciation and amortization                        820        1,529
    Loss on sale of businesses (Note G)                  ---        4,877
    Provision (benefit) for income taxes not
       currently payable                                 342       (3,711)
    Noncash expenses, including noncash interest
    expense, noncash provision for losses on
    accounts receivable and income from
    equity investment                                    100          276
  Change in working capital items:
    Accounts receivable                                4,472        3,817
    Inventories                                       (1,633)      (3,722)
    Accounts payable and accruals                     (4,521)          47
    Other working capital items                          900        3,036

NET CASH PROVIDED BY OPERATING ACTIVITIES                992          791

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                    (433)      (1,846)
  Investment in Unistar                               (1,475)         (75)
  Other, net                                            (772)         310

NET CASH USED BY INVESTING ACTIVITIES                 (2,680)      (1,611)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments under revolving credit facility             ---         (751)
  Repayments of other long-term debt                    (304)        (270)
  Repurchase of stock                                 (4,716)        (326)
  Proceeds from issuance of stock                        134          353

NET CASH USED BY FINANCING ACTIVITIES                 (4,886)        (994)

DECREASE IN CASH AND CASH EQUIVALENTS                 (6,574)      (1,814)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD       27,696        8,092

CASH AND CASH EQUIVALENTS - END OF PERIOD           $  21,122   $   6,278





The accompanying notes are an integral part of these consolidated statements.


           EXECUTONE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)


NOTE A - NATURE OF THE BUSINESS

EXECUTONE Information Systems, Inc. (the Company) develops, markets and supports voice and data communications systems. Products and services include telephone systems, voice mail systems, inbound and outbound call center systems, and specialized healthcare communications systems. The Company, through its Unistar Entertainment subsidiary, also has an exclusive five-year contract with the Coeur d'Alene Tribe of Idaho (CDA) to design, develop, finance and manage the National Indian Lottery (NIL). Products and services are sold under the EXECUTONE, INFOSTAR, IDS, LIFESAVER INFOSTAR/ILS and UNISTAR brand names through a worldwide network of direct sales and service employees and independent distributors.


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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

For the three-month periods ended March 31, 1997 and 1996, the Company made cash payments for income taxes of approximately
$335,000 and $9,000, respectively.

NOTE D - EARNINGS PER SHARE

Earnings per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents (which include stock options and warrants) outstanding during the period. Common stock equivalents, the convertible preferred stock and the convertible debentures which are antidilutive have been excluded from the computations.

In February 1997, the Financial Accounting Standards Board issued a new standard on earnings per share. The Company will adopt the new standard as of December 31, 1997. If earnings per share for the three-month period ended March 31, 1997 had been calculated in accordance with the new standard, it would have been unchanged.


NOTE E - INVENTORIES

Inventories are stated at lower of first-in, first-out (FIFO) cost or market and consist of the following at March 31, 1997 and December 31, 1996:

(amounts in thousands)               3/31/97       12/31/96
Raw Materials                       $  3,654       $  3,493
Finished Goods                        14,785         13,321
                                     $18,439        $16,814

NOTE F - UNISTAR

On December 19, 1995, the Company acquired 100% of the common stock of Unistar Gaming Corporation (Unistar Gaming) for 3.7 million shares of the Company's common stock and 350,000 shares of newly issued preferred stock. Unistar Gaming has an exclusive five-year contract to design, develop, finance and manage the National Indian Lottery through its wholly-owned subsidiary, Unistar Entertainment, Inc. (Unistar). The NIL will be a national telephone lottery authorized by Federal law and a compact between the State of Idaho and the Coeur d'Alene Indian Tribe of Idaho. In return for providing these management services, Unistar will be paid a fee equal to 30% of the profits of the NIL. The excess of the purchase price over the value of the net liabilities assumed has been allocated to the management agreement with the CDA and will be amortized over the five-year term of the contract commencing with the first significant lottery revenues.

The preferred stock consists of 250,000 shares of Cumulative Convertible Preferred Stock, Series A (Series A Preferred Stock) and 100,000 shares of Cumulative Contingently Convertible Preferred Stock, Series B (Series B Preferred Stock). The Series A Preferred Stock has voting rights equal to one share of common stock and will earn dividends equal to 18.5% of the consolidated retained earnings of Unistar as of the end of a fiscal period, less any dividends paid to the holders of the Series A Preferred Stock prior to such date. The Series B Preferred Stock has voting rights equal to one share of common stock and will earn dividends equal to 31.5% of the consolidated retained earnings of Unistar as of the end of a fiscal period, less any dividends paid to the holders of the Series B Preferred Stock prior to such date. All dividends on Preferred Stock are payable (i) when and as declared by the Board of Directors,

(ii) upon conversion or redemption of the Series A and Series B Preferred Stock or (iii) upon liquidation. As of March 31, 1997, no dividends have accrued to the preferred stockholders. The Series A and Series B Preferred Stock is redeemable for a total of 13.3 million shares of common stock (Series A Preferred Stock for 4.925 million shares and Series B Preferred Stock for 8.375 million shares) at the Company's option. In the event that Unistar meets certain revenue and profit parameters, the Series A Preferred
Stock is convertible for up to 4.925 million shares of common stock and the Series B Preferred Stock is contingently convertible for up to 8.375 million shares of common stock (a total of an additional 13.3 million shares of common stock).

In an attempt to block the NIL, certain states filed letters under 18 U.S.C. Section 1084 to prevent the long-distance carriers from providing telephone service to the NIL. The CDA initiated legal action to compel the long-distance carriers to provide telephone service to the NIL. The CDA's position is that the lottery is authorized by the Indian Gaming Regulatory Act
(IGRA) passed by Congress in 1988, that IGRA preempts state and federal statutes, and that the states lack authority to issue the
Section 1084 notification letters to any carrier. On February 28, 1996, the NIL was ruled lawful by the CDA Tribal
Court. The CDA Tribal Court found that all requirements of IGRA have been satisfied and that the
Section 1084 letters issued by certain state attorneys general in an effort to interfere with the lawful operation of the NIL are invalid. In addition, the Court found that the long-distance carriers cannot refuse to provide the service requested in the action based upon 18 U.S.C. Section 1084. This ruling is currently being appealed to the Tribal Appellate Court. A hearing was held on March 24, 1997, and the Company is currently awaiting an opinion. Although the Company also anticipates an appeal to the U.S. Federal District Court, the Company believes, based on consultation with and opinions rendered by outside legal counsel, that the CDA's position will be upheld on appeal. In 1995, the Company accrued $1 million to cover estimated legal costs through the possible appeal to the U.S. Federal District Court. If the matter is appealed beyond the U.S. Federal District Court or if additional court challenges are brought by states opposed to the NIL, the Company estimates that additional legal costs could be in the range of $1 million to $2 million.

Funding for Unistar capital expenditures, including the computers and software to build the telecommunications system will be capitalized and depreciated over the life of the management agreement. Funding by Unistar on behalf of the NIL to complete the building on the CDA reservation will be deferred and amortized over the life of the management agreement. The guaranteed monthly advance to the CDA, which began in January 1996, will be reimbursed when the NIL is operational and making profit distributions to Unistar. In addition, the Company has capitalized other fundings, consisting primarily of professional fees and other expenses, which the Company believes are reimbursable in accordance with the terms of the management agreement. Total funding as described above totaled $3.6 million through March 31, 1997 and is reflected in non-current other assets.

Other than legal costs related to an appeal of the CDA Tribal Court ruling or other actions by the states, if any, the Company estimates that the additional costs to become operational may amount to between $7 million and $12 million. The costs include capital expenditures for computers and software to build the telecommunications system, funds to complete the building on the CDA reservation which will be the operations center for the lottery, and various start-up expenses including personnel-related costs and advertising expenses. The Company is also required to make a guaranteed payment of $300,000 per year to the CDA. The cost estimate does not include a $4 million jackpot reserve which could be required dependent upon certain conditions. If the Company ultimately must fund a jackpot reserve, it will be repaid to Unistar solely from NIL net revenues in equal installments over the term of the agreement. The Company expects it will be able to obtain additional financing for these costs, if necessary.

In February 1997, the Company signed agreements with Virtual Gaming Technologies (formerly Internet Gaming Technologies (IGT)) and CasinoWorld Holdings, Ltd. (CWH). The agreements call for the Company to invest $700,000 in IGT common stock, which was done in September 1996 under a previous agreement. In addition, the Company will obtain a 200,000-share, five-year option set at 15% more than the price per share on the initial investment, or $3.45 per share. The Company will acquire all hardware for the system without financial obligation by either IGT or CWH. The Company estimates that such hardware charges, which are included in the cost estimates previously noted of $7 million to $12 million, will be approximately $2 million to $3 million. CWH is to provide project management services overseeing the development of the software for the NIL, with the Company contracting independently for system software development. Such charges are not to exceed $2 million.

The investment in IGT is being accounted for under the cost method. All hardware costs incurred will be capitalized and depreciated over the useful life of the assets, beginning when the assets are placed in service. As of March 31, 1997, $1.0 million in progress payments have been made toward the software system. Such payments are being deferred until completion of the system and will be capitalized and depreciated over the term of the management agreement.

There are market and legal risks associated with the development of the NIL. The Company believes there is a national market for the NIL based upon research into the experience of other national lotteries and the growth of the overall lottery market. However, there is no assurance that there will be acceptance of a telephone lottery. Based upon opinions from outside legal counsel, the Company also believes that the legal decision rendered by the CDA Tribal Court will ultimately be upheld on appeal. However, there is no assurance of such a legal outcome. In the event that a telephone lottery does not attain the level of market acceptance anticipated by the Company or if the CDA Tribal Court decision is not upheld on appeal, the Company would have to reevaluate the viability of the Unistar subsidiary to determine if the Company's investment has been impaired.


NOTE G - SALE OF BUSINESSES

On May 31, 1996, the Company sold its direct sales and service organization, including its network services division (DSOs) to Clarity Telecom Holdings, Inc. d/b/a Executone Business Solutions (Clarity), a new acquisition company formed for the acquisition by Bain Capital, Inc. The Company received $61.5 million in cash, a $5.9 million junior subordinated note due July 1, 2004, with interest at 7.5% per year, and warrants to purchase 8% of the equity issued as of the closing in the new company for $1.1 million, exercisable for three years. After recording the notes and the warrants at their fair market value, the total value of the consideration received was $69.6 million. The Company and Clarity also entered into a five-year exclusive distributor agreement pursuant to which Clarity will sell and service EXECUTONE and INFOSTAR telephone products to business and commercial locations that require up to 400 telephones.

The sale did not include the Pittsburgh direct sales and service office, which the Company sold to one of its existing independent distributors for approximately $1.3 million in cash and notes in May 1996, resulting in no gain or loss. The sale of the DSOs (including the separate sale of the Pittsburgh office) related primarily to the retail distribution channel of the Computer Telephony division and included the Network Services division. After the sale, the Computer Telephony division consists of telephony product sales to independent distributors, of which Clarity is the largest distributor, along with the National Accounts and Federal Systems marketing channels. The Company retains its Healthcare Communications and Call Center Management businesses and the Unistar business.

During 1996, the Company recorded a pretax gain of $48.9 million on the sale to Clarity net of transaction, severance and other costs related to the sale. The proceeds were used to repay the Company's bank borrowings, and the excess was invested in short-term cash investments.

The cash proceeds of $61.5 million include $5.0 million held in escrow. These funds, including interest, are classified as restricted cash and will be released to the Company in April
1998, subject to potential indemnity claims by Clarity.

Sales to Clarity for the three-month period ended March 31, 1997 totaled $10.1 million or 26% of the Company's total revenues. Accounts receivable from Clarity at March 31, 1997 was $9.7 million or 28% of the Company's total accounts receivable.

In 1996, the Company sold its videoconferencing division to BT Visual Images LLC for a $0.2 million note, royalties on videoconferencing revenue through June 1998 and contingent consideration related to the sale of equipment inventory. During the three-month period ended March 31, 1996, the Company recorded a loss of $3.9 million on the transaction. The Company has filed a legal action against GPT Video Systems, with whom the Company terminated its distribution agreement for failure to deliver properly functioning videoconferencing products on a timely basis.

In 1996, the Company also sold its inmate calling business for $0.5 million in cash and notes. During the three-month period ended March 31, 1996, the Company recorded a loss of $1.0 million on the transaction. This business was part of the Computer Telephony division. Neither the Pittsburgh direct sales office, the videoconferencing division, nor the inmate calling business constituted a material portion of the Company's assets, revenues or net income prior to sale.


NOTE H - OTHER MATTERS

For the three-month periods ended March 31, 1997 and 1996, the Company made cash payments of approximately $0.8 million and $1.2 million, respectively, for interest expense on indebtedness.

In February 1996, the Company received the proceeds of the $1.8 million note from the sale of the Wisconsin direct sales office in December 1995.

There were no non-cash financing activities for the three-month periods ended March 31, 1997 and 1996.

Refer to the Consolidated Statements of Cash Flows for information on all cash-related operating, investing and financing activities.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Introduction

The Company develops, markets and supports voice and data communications systems. Products and services include telephone systems, voice mail systems, inbound and outbound call center systems, and specialized healthcare communications systems. The Company, through its Unistar Entertainment subsidiary, also has the exclusive right to design, develop and manage the National Indian Lottery. Products are sold under the EXECUTONE, INFOSTAR, IDS, LIFESAVER, INFOSTAR/ILS and UNISTAR brand names through a worldwide network of direct sales and service employees and independent distributors.

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

Overview

Overall, during the three-month period ended March 31, 1997, the Company generated revenues of $39 million and earnings of $0.01 per share compared to the comparable period in 1996, which included an operating loss of $3.5 million, a pretax loss of $9.0 million and a net loss of $0.10 per share. The comparable period in 1996 included pretax reserves of $4.9 million for the shutdown and termination of the videoconferencing and inmate calling businesses.

The earnings were lower than anticipated due to a shortfall of $1.9 million in revenue from the computer telephony distribution channel and a $1 million shortfall in call center revenue. The order rate in the Computer Telephony division was at 99% of plan. However due to the product mix of the orders received, the Company was unable to fulfill approximately $1.7 million of orders. The Company was also unable to air freight shipments in from its supplier in time to convert product receipts into revenue. This resulted in unfilled backorders of about $700,000 to the Company's largest distributor and about $1 million from other distributors. In April, the Company was able to fulfill
the missed March orders.   No orders from end users had to be
canceled as the Company was able to make shipments to accommodate its distributors installation schedules. In order to avoid this in the future, the Company will increase its inventory balances and has arranged for increased visibility into the inventory balances of its largest distributor.

The Company also recognized during the quarter that its predictive dialer outbound calling business was setting up conflicts within the sales channel. Rather than working together to complete the sale, the distributor's sales force and the Company's direct dialer sales representatives were competing with each other for control of the account. As a result, the predictive dialer products were not receiving proper support from the distribution channel. The Company now believes that the dialer can best be sold as a vertical application of the computer telephony market. Accordingly, the Call Center business is being merged into the Computer Telephony division and the Company is revamping its dialer sales plan to capitalize on its strong distribution channel.

The highlight of the quarter was the Healthcare Communications group which achieved all of its expectations, including setting a record of new system bookings for the quarter of $7.3 million and ending the quarter with a record backlog of $10.9 million.

Results of Operations

As a result of the business sales and dispositions consummated in 1996, the financial results for the three-month period ended March 31, 1997 are not comparable to the prior year, other than on certain measures of overall profitability. Lower than anticipated revenue from the Computer Telephony and CCM divisions offset a solid performance from Healthcare Communications. Revenues for the Computer Telephony group, including Independent Distribution, National Accounts and Federal Systems, were $28.4 million. Healthcare revenues were $8.8 million. The CCM division had revenues of $1.8 million, which was slightly ahead of the previous quarter. Gross profit margin for the first quarter was
36.2 % which is comparable to the previous quarter. This is less than planned primarily as a result of lower Computer Telephony and CCM revenues and, to a lesser extent, unfavorable product mix.

Product development expenses for the three-month period ended
March 31, 1997 were $3.3 million which is comparable to the previous quarter's spending levels. Selling, general and administrative expenses were $10 million due to the lower level of sales. Operating income for the three-month period ended March
31, 1997 was $773,000 compared to an operating loss of $3.5 million for the same period in 1996.

Net income for the three-month period ended March 31, 1997 was $512,000 or $0.01 per share on 50.2 million shares outstanding compared to a net loss of $5.4 million or $0.10 per share on 51.9 million shares outstanding for the same period in 1996. Included in the results for the three-month period ended March 31, 1996 is a $4.9 million pretax loss on the shutdown and termination of the videoconferencing and inmate calling businesses.

Unistar Acquisition

On December 19, 1995, the Company acquired 100% of the common stock of Unistar Gaming Corporation (Unistar), a privately-held company that has an exclusive five-year contract to design, develop, finance, and manage the National Indian Lottery (NIL). (See Note F of the Notes to Consolidated Financial Statements for the terms of the agreement.)

Management believes the Unistar business is a natural extension of its telephony and call center businesses. The initial goal of this investment was to establish a telephone lottery that could be played by an individual of majority age, residing in one of 36 states or the District of Columbia that currently operates a state-run lottery. In the telephone-based NIL, calls via an 800 number will be processed with interactive voice response equipment or live agents located on the Coeur d'Alene Indian Tribe of Idaho (CDA) Reservation using ACD software to process nationwide lottery sales. The Company has made a significant investment in Unistar, which initially created 8% dilution to the Company's shareholders. For the three-month period ended March 31, 1997, the Company invested $1.5 million as part of the cost to develop the software system, building and other costs related to the project. These costs have been recorded as assets on the balance sheet. The total Unistar investment cost on the balance sheet is $19.4 million at March 31, 1997, including $15.8 million in goodwill and $3.6 million in other assets. In the opinion of the Company's management, this investment is justified based upon the potential returns.

In an attempt to block the NIL, certain states filed letters under 18 U.S.C. Section 1084 to prevent the long-distance carriers from providing telephone service to the NIL. The CDA initiated legal action to compel the long-distance carriers to provide telephone service to the NIL. The CDA's position is that the lottery is authorized by the Indian Gaming Regulatory Act
(IGRA) passed by Congress in 1988, that IGRA preempts state and federal statutes, and that the states lack authority to issue the
Section 1084 notification letters to any carrier. On February 28, 1996, the NIL was ruled lawful by the CDA Tribal Court. The CDA Tribal Court found that all requirements of IGRA have been satisfied and that the Section 1084 letters issued by certain state attorneys general in an effort to interfere with the lawful operation of the NIL are invalid. In addition, the Court found that the long-distance carriers cannot refuse to provide the service requested in the action based upon 18 U.S.C. Section 1084. The Tribal Court ruling has been appealed to the Tribal Appellate Court, as expected. A hearing was held on March 24, 1997, and the Company is currently awaiting an opinion. The Company remains hopeful that a positive decision in Tribal Appellate Court will accelerate a Federal Court decision on the telephone-based lottery.

In February 1997, Unistar signed revised agreements with CasinoWorld Holdings, Ltd. relating to software development, system architecture and proprietary technology and a revised agreement for an equity investment in Virtual Gaming Technologies (formerly Internet Gaming Technologies). See Note F for the terms of these agreements. The development of these systems is a critical step in the process of developing the telephone lottery, enabling the telephone lottery to begin as soon as the legal issues are resolved. The initial beta test rollout of the Internet lottery games has been launched with approximately 100 users with a plan to expand to 1,000 users by the end of June. To date, all systems are working and the test trials are proceeding as planned. It is anticipated that the national launch of the Internet lottery will take place by the end of the year. The Company estimates that an additional $6 million will be spent in 1997, prior to the national launch.

Liquidity and Capital Resources

The Company's liquidity is represented by cash, cash equivalents and cash availability under its existing credit facilities. The
Company's liquidity was approximately $39 million and $50 million as of
March 31, 1997 and December 31, 1996, respectively.

At March 31, 1997 and December 31, 1996, cash and cash equivalents amounted to $21.1 million and $27.7 million, respectively, a decrease of $6.6 million. During the three-month period ended
March 31,1997, the Company generated $1.0 million in cash flow from operating activities. Cash was used to repurchase 1.8 million shares of the Company's common stock for $4.7 million, fund $1.5 million in Unistar-related activities, invest $0.5 million in an infrared communications company and fund $0.4 million in capital expenditures.

During the three-month period ended March 31, 1997, cash generated by operating activities increased by $0.2 million compared to the same period in 1996. The increase is due to the $4.3 million improvement in operating income, partially offset by cash used to purchase inventory, payment of accrued liabilities relating to the sale of the DSOs, and the collection of a note receivable of $1.8 million during the 1996 period related to the sale of the Wisconsin direct sales office.

Total debt at March 31, 1997 was $14.6 million, a decrease of $0.1 million from $14.7 million at December 31, 1996.
Outstanding debt at March 31, 1997 consists of $12.4 million in subordinated debt, due in 2011, with the balance primarily capitalized lease obligations.

Proceeds from the sale of the DSOs (see Note G) included $5.0 million of cash held in escrow and reported on the consolidated balance sheets as restricted cash. These funds, plus interest, will be released to the Company in April 1998, subject to potential indemnity claims by Clarity.

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


                    EXECUTONE Information Systems, Inc.



Dated:    May 14, 1997        /s/ Alan Kessman
                              Alan Kessman
                              Chairman, President and
                              Chief Executive Officer



Dated:    May 14, 1997        /s/ Anthony R. Guarascio
                              Anthony R. Guarascio
                              Vice President Finance and
                              Chief Financial Officer