Form 10-Q/A
period 1996-03-31
EXECUTONE INFORMATION SYSTEMS INC
filed 1997-06-20
CIK 725282

Amended Executone 10-Q March 31, 1996


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

                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

      EXECUTONE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                                               March 31,       December 31,
(In thousands, except for share amounts)         1996              1995
                                              (Unaudited)
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                   $     6,278       $     8,092
 Accounts receivable, net of
   allowance of $1,366 and $1,715                 43,291            48,531
 Inventories                                      35,399            32,765
 Prepaid expenses and other current assets         2,241             5,290
       Total Current Assets                       87,209            94,678

PROPERTY AND EQUIPMENT, net                       16,522            18,462
INTANGIBLE ASSETS, net                            19,990            20,022
DEFERRED TAXES                                    33,327            29,616
OTHER ASSETS                                       4,497             5,066
                                             $   161,545       $   167,844

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current portion of long-term debt           $       938       $       932
 Accounts payable                                 30,824            30,676
 Accrued payroll and related costs                 8,558             6,870
 Accrued liabilities                               9,647            11,851
 Deferred revenue and customer deposits           20,127            19,781
       Total Current Liabilities                  70,094            70,110

LONG-TERM DEBT                                    28,879            29,829
LONG-TERM DEFERRED REVENUE                         2,780             2,805
       TOTAL LIABILITIES                         101,753           102,744

STOCKHOLDERS' EQUITY:
 Common stock: $.01 par value; 80,000,000 shares
   authorized; 51,865,163 and 51,658,492 issued
   and outstanding                                   519               517
 Preferred stock:  $.01 par value; Cumulative
   Convertible Preferred Stock (Series A),
   250,000 shares authorized, issued and
   outstanding; Cumulative Contingently
   Convertible Preferred Stock (Series B),
   100,000 shares authorized, issued and
   outstanding                                     7,300             7,300
 Additional paid-in capital                       79,716            79,668
 Retained earnings (deficit) (since July 1, 1988)(27,743)          (22,385)
       Total Stockholders' Equity                 59,792            65,100
                                             $   161,545       $   167,844

The accompanying notes are an integral part of these consolidated balance sheets.


          EXECUTONE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)

                                                        Three Months Ended
(In thousands, except for per share amounts)                March 31,
                                                       1996            1995
REVENUES                                          $   66,966      $   70,808

COST OF REVENUES                                      40,446          42,459
 Gross Profit                                         26,520          28,349

OPERATING EXPENSES:
 Product development and engineering                   3,764           3,707
 Selling, general and administrative                  26,256          23,804
                                                      30,020          27,511

OPERATING INCOME (LOSS)                               (3,500)            838

INTEREST EXPENSE                                        (808)           (915)
LOSS ON SALE OF BUSINESSES (NOTE G)                   (4,877)            ---
OTHER INCOME (EXPENSE)                                   216             277

INCOME (LOSS) BEFORE INCOME TAXES                     (8,969)            200

PROVISION (BENEFIT) FOR INCOME TAXES:
 Cash                                                    100             100
 Noncash (Note C)                                     (3,711)            (20)
                                                      (3,611)             80

NET INCOME (LOSS)                                 $   (5,358)     $      120


EARNINGS (LOSS) PER SHARE                         $    (0.10)     $      ---

WEIGHTED AVG. COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING                        51,853          48,838






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


The sales of the videoconferencing and inmate calling businesses were originally recorded during the three-month period ended June 30, 1996. Upon further review of the timing of these transactions, it was determined that they should have been recorded during the three-month period ended March 31, 1996. The quarterly reports on Form 10-Q for the three-month periods ended March 31 and June 30, 1996 have been amended from the original filings to restate the financial statements, accordingly. There is no impact for the six-month period ended June 30, 1996 as the restatement only reflects changes in the timing of the transactions between the three-month periods. The impact of the restatement on certain financial statement line items for the three-month period ended March 31, 1996 is as follows (in thousands, except per share amounts):

                                       Original      Restated
Income (Loss) Before Income Taxes      ($4,150)      ($8,969)
Net Income (Loss)                      ($2,490)      ($5,358)
Earnings (Loss) Per Share              ($ 0.05)      ($ 0.10)

Total Assets                         $ 164,311     $ 161,545
Stockholders' Equity                 $  62,660     $  59,792



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

It is currently estimated that the transaction will result in a pretax gain of approximately $40 million. Though the Company will provide for income taxes at the full statutory rate, the actual tax liability is expected to approximate $4 million. After utilizing a significant portion of the Company's deferred tax asset, the net gain is expected to be approximately $23-25 million. The Company expects to record the gain during the three-month period ended June 30, 1996, when the transaction will close.

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


The sales of the videoconferencing and inmate calling businesses were originally recorded during the three-month period ended June 30, 1996. Upon further review of the timing of these transactions, it was determined that they should have been recorded during the three-month period ended March 31, 1996.
This quarterly report on Form 10-Q has been amended from the original filing to restate the financial statements, accordingly. Refer to Note G for the impact of the restatement on the three-month period ended March 31, 1996.


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


               EXECUTONE Information Systems, Inc.



Dated:    June 20, 1997                 /s/ Alan Kessman
                                        Alan Kessman
                                        Chairman, President and
                                        Chief Executive Officer



Dated:    June 20, 1997                 /s/ Anthony R. Guarascio
                                        Anthony R. Guarascio
                                        Vice President, Finance and
                                             Administration
                                        Chief Financial Officer