Form 10-Q/A
period 1996-03-31
EXECUTONE INFORMATION SYSTEMS INC
filed 1997-06-20
CIK 725282

Amended Executone 10-Q  June 30, 1996


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

                              INDEX



EXECUTONE Information Systems, Inc.

                                                             Page #
PART I.        FINANCIAL INFORMATION


Item 1.        Financial Statements

               Consolidated Balance Sheets -
               June 30, 1996 and December 31, 1995.             3

               Consolidated Statements of Operations -
               Three Months and Six Months Ended
               June 30, 1996 and 1995.                          4

               Consolidated Statements of Cash Flows -
               Six Months Ended June 30, 1996 and 1995.         5

               Notes to Consolidated Financial Statements.      6


Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations   11



PART II.       OTHER INFORMATION                               17

               SIGNATURES                                      18



EXHIBIT 11.    STATEMENT REGARDING COMPUTATION
               OF PER SHARE EARNINGS                           19

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


          EXECUTONE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)

                                   Three Months Ended         Six Months Ended
(In thousands, except for per           June 30,                  June 30,
 share amounts)                    1996          1995        1996         1995
REVENUES                       $  51,982     $  78,417   $ 118,948    $ 149,225

COST OF REVENUES                  33,013        46,396      73,459       88,855
 Gross Profit                     18,969        32,021      45,489       60,370

OPERATING EXPENSES:
 Product development and
    engineering                    3,611         3,720       7,375        7,427
 Selling, general and
    administrative                22,593        26,454      48,849       50,258
 Provision for restructuring
    (Note H)                           0        44,042           0       44,042
                                  26,204        74,216      56,224      101,727

OPERATING LOSS                    (7,235)      (42,195)    (10,735)     (41,357)

INTEREST EXPENSE                    (755)       (1,043)     (1,563)      (1,958)
GAIN ON SALE OF BUSINESSES
   (NOTE F)                       47,495             0      42,618            0
ACQUISITION COSTS                      0        (1,006)          0       (1,006)
OTHER INCOME (EXPENSE)               315            19         531          295

INCOME (LOSS) BEFORE INCOME TAXES 39,820       (44,225)     30,851      (44,026)

PROVISION (BENEFIT) FOR INCOME TAXES:
 Cash                              4,000           100       4,100          200
 Noncash (Note C)                 11,960        (4,389)      8,249       (4,409)
                                  15,960        (4,289)     12,349       (4,209)

NET INCOME (LOSS)              $  23,860     $ (39,936)  $  18,502    $ (39,817)


EARNINGS (LOSS) PER SHARE      $    0.45     $   (0.86)  $    0.35    $   (0.86)

WEIGHTED AVG. COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING    52,803        46,590      52,773       46,268






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


The sales of the videoconferencing and inmate calling businesses were originally recorded during the three-month period ended June 30, 1996. Upon further review of the timing of these transactions, it was determined that they should have been recorded during the three-month period ended March 31, 1996. The quarterly reports on Form 10-Q for the three-month periods ended March 31 and June 30, 1996 have been amended from the original filings to restate the financial statements, accordingly. There is no impact for the six-month period ended June 30, 1996 as the restatement only reflects changes in the timing of the transactions between the three-month periods. The impact of the restatement on certain financial statement line items for the three-month period ended June 30, 1996 is as follows (in thousands, except per share amounts):

                                Original      Restated
Income Before Income Taxes     $  35,001     $  39,820
Net Income                     $  20,992     $  23,860
Earnings Per Share             $    0.40     $    0.45

Total Assets                   $ 154,617     $ 154,617
Stockholders' Equity           $  82,338     $  82,338



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

In an attempt to block the NIL, certain states filed letters under 18 U.S.C. Section 1084 to prevent the long-distance carriers from providing telephone service to the NIL. The Coeur d'Alene Tribe of Idaho (CDA) initiated legal action to compel the long-distance carriers to provide telephone service to the NIL.
The CDA's position is that the lottery is authorized by the Indian Gaming Regulatory Act ("IGRA") passed by Congress in 1988, that IGRA preempts state and federal statutes, and that the states lack authority to issue the Section 1084 notification letters to any carrier. On February 28, 1996, the NIL was ruled lawful by theCDA Tribal Court. The CDA Tribal Court found that all requirements of IGRA have been satisfied and that the Section
1084 letters issued by certain state attorneys general in an effort to interfere with the lawful operation of the NIL are invalid. In addition, the Court found that the long-distance carriers cannot refuse to provide the service requested in the action based upon 18 U.S.C.Section 1084. Although this ruling is being appealed to the Tribal appellate court and will probably be appealed to the U.S. Federal Courts, the Company believes the Coeur d'Alene Tribe's position will be upheld on appeal. The Company has accrued $1 million to cover estimated legal costs through the possible appeal to the U.S. Federal Courts. If the matter is appealed beyond the U.S. Federal Courts, the Company estimates that additional legal costs could be in the range of $1-2 million.


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


The sales of the videoconferencing and inmate calling businesses were originally recorded during the three-month period ended June 30, 1996. Upon further review of the timing of these transactions, it was determined that they should have been recorded during the three-month period ended March 31, 1996.
This quarterly report on Form 10-Q has been amended from the original filing to restate the financial statements, accordingly. Refer to Note G for the impact of the restatement on the three-month period ended June 30, 1996.


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
          f) The total number of shares of the Registrant's Common Stock, $.01 par value, and Preferred Stock, $.01 per value, outstanding as of June 3, 1996, the record date for the Annual Meeting, was 52,390,731, and 40,470,703 shares were represented in person or by proxy at the Meeting.
Item 5.        OTHER INFORMATION
               Not applicable.
Item 6.        EXHIBITS AND REPORTS ON FORM 8-K
          a)   Exhibits
               11 - Statement Regarding Computation of Per Share Earnings.
          b)   Reports on Form 8-K
               On May 1, 1996, the Company filed a Current Report on Form 8-
               K reporting the announcement of the agreement to sell the direct sales and service organization, including the network services division, and certain forward-looking financial information. An amended report was filed February 18, 1997.

               On June 15, 1996, the Company filed a Current Report on Form 8-K reporting the closing of the sale of the direct sales and service organization, including the network services division, and pro forma financial information. An amended report was filed February 18, 1997.

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