Form 10-Q
period 1997-06-30
EXECUTONE INFORMATION SYSTEMS INC
filed 1997-08-12
CIK 725282

Executone Information Systems, Inc. 10-Q, June 30, 1997


                            FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC  20549

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1997

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

The number of shares outstanding of registrant's Common Stock, $.01 par value per share, as of July 31, 1997 was 49,639,043.

                              INDEX



EXECUTONE Information Systems, Inc.

                                                             Page #
PART I.   FINANCIAL INFORMATION


Item 1.        Financial Statements

          Consolidated Balance Sheets -
          June 30, 1997 and December 31, 1996.                    3

          Consolidated Statements of Operations -
          Three Months and Six Months Ended
          June 30, 1997 and 1996.                                 4

          Consolidated Statements of Cash Flows -
          Six Months Ended June 30, 1997 and 1996.                5

          Notes to Consolidated Financial Statements.             6


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations          12



PART II.  OTHER INFORMATION                                      16

          SIGNATURES                                             18



EXHIBIT 11.    STATEMENT REGARDING COMPUTATION
               OF PER SHARE EARNINGS                             19

                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

      EXECUTONE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                                               June 30,     December 31,
(In thousands, except for share amounts)         1997           1996
                                             (Unaudited)
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                   $   11,918      $   27,696
 Restricted cash                                  5,134             ---
 Accounts receivable, net of
   allowance of $1,800 and $2,106                30,385          38,992
 Inventories                                     27,568          16,814
 Prepaid expenses and other current assets        2,920           3,099
       Total Current Assets                      77,925          86,601

RESTRICTED CASH                                     ---           5,031
PROPERTY AND EQUIPMENT, net                       8,417           7,578
INTANGIBLE ASSETS, net                           19,829          19,893
DEFERRED TAXES                                   19,669          18,434
OTHER ASSETS                                     18,509          14,472
                                             $  144,349      $  152,009

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current portion of long-term debt           $    1,089      $      882
 Accounts payable                                32,879          31,416
 Accrued payroll and related costs                2,711           3,398
 Accrued liabilities                             10,290          13,943
 Deferred revenue and customer deposits           3,794           3,164
       Total Current Liabilities                 50,763          52,803

LONG-TERM DEBT                                   14,502          13,837
LONG-TERM DEFERRED REVENUE                          307              22
       TOTAL LIABILITIES                         65,572          66,662

STOCKHOLDERS' EQUITY:
 Common stock: $.01 par value; 80,000,000
   shares authorized; 49,603,460 and 51,173,755
   issued and outstanding                           496             512
 Preferred stock:  $.01 par value; Cumulative
   Convertible Preferred Stock (Series A),
   250,000 shares authorized, issued and
   outstanding; Cumulative Contingently
   Convertible Preferred Stock (Series B),
   100,000 shares authorized, issued and
   outstanding                                    7,300           7,300
 Additional paid-in capital                      71,417          76,113
 Retained earnings (deficit) (since July 1, 1988)  (436)          1,422
       Total Stockholders' Equity                78,777          85,347
                                             $  144,349      $  152,009

The accompanying notes are an integral part of these consolidated balance sheets.

          EXECUTONE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)

                                     Three Months Ended      Six Months Ended
(In thousands, except for                 June 30,                June 30,
 per share amounts)                  1997         1996      1997         1996
REVENUES                          $ 34,777     $ 51,982  $ 73,796    $ 118,948

COST OF REVENUES                    24,878       33,013    49,777       73,459
 Gross Profit                        9,899       18,969    24,019       45,489

OPERATING EXPENSES:
 Product development and eng.        3,437        3,611     6,737        7,375
 Selling, general and admin.        10,197       22,593    20,244       48,849
                                    13,634       26,204    26,981       56,224

OPERATING LOSS                      (3,735)      (7,235)   (2,962)     (10,735)

INTEREST EXPENSE                      (503)        (755)     (937)      (1,563)
GAIN ON SALE OF BUSINESSES (NOTE G)    ---       47,495       ---       42,618
OTHER INCOME, net                      296          315       811          531

INCOME (LOSS) BEFORE INCOME TAXES   (3,942)      39,820    (3,088)      30,851

PROVISION (BENEFIT) FOR INCOME TAXES:
 Cash                                    0        4,000         0        4,100
 Noncash (Note C)                   (1,571)      11,960    (1,229)       8,249
                                    (1,571)      15,960    (1,229)      12,349

NET INCOME (LOSS)                 $ (2,371)    $ 23,860  $ (1,859)   $  18,502


EARNINGS (LOSS) PER SHARE         $  (0.05)    $   0.45  $  (0.04)   $    0.35

WEIGHTED AVG. COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING      49,457       52,803    49,669       52,773





The accompanying notes are an integral part of these consolidated statements.

             EXECUTONE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                      Six Months Ended
(In thousands)                                            June 30,
                                                   1997              1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                             $ (1,859)         $ 18,502
  Adjustments to reconcile net income (loss)
  to net cash used by operating activities:
    Depreciation and amortization                  1,512             2,807
    Gain on sale of businesses (Note G)              ---           (42,618)
    Provision/(benefit) for income taxes
      not currently payable                       (1,229)            8,249
    Noncash expenses, including noncash
      interest expense, noncash provision
      for losses on accounts receivable and
      income from equity investment                  112              (204)
  Change in working capital items:
    Accounts receivable                            8,722             4,905
    Inventories                                  (10,783)           (4,614)
    Accounts payable and accruals                 (2,758)            2,096
    Other working capital items                      706             3,314

NET CASH USED BY OPERATING ACTIVITIES             (5,577)           (7,563)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment              (1,586)           (2,164)
  Proceeds from sale of businesses (Note G)          ---            56,948
  Investment in UniStar                           (2,373)              ---
  Other, net                                        (948)              190

NET CASH PROVIDED/(USED) BY INVESTING ACTIVITIES  (4,907)           54,974

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments under revolving credit facility         ---           (15,445)
  Repayments of other long-term debt                (585)             (464)
  Repurchase of stock                             (5,412)           (1,983)
  Proceeds from issuance of stock                    703               546
  Other borrowings                                   ---               395

NET CASH USED BY FINANCING ACTIVITIES             (5,294)          (16,951)

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS (15,778)           30,460

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD   27,696             8,092

CASH AND CASH EQUIVALENTS - END OF PERIOD       $ 11,918          $ 38,552


The accompanying notes are an integral part of these consolidated statements.

      EXECUTONE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


NOTE A - NATURE OF THE BUSINESS

EXECUTONE Information Systems, Inc. (the Company) develops, markets and supports voice and data communications systems. Products and services include telephone systems, voice mail systems, inbound and outbound call center systems and specialized healthcare communications systems. The Company, through its UniStar Entertainment subsidiary, also has an exclusive five-year contract with the Coeur d'Alene Tribe of Idaho (CDA) to design, develop, finance and manage the National Indian Lottery (NIL) and its on-line US Lottery games. Products and services are sold under the EXECUTONE, INFOSTAR, IDS, LIFESAVER, INFOSTAR/ILS and UNISTAR brand names through a worldwide network of direct sales and service employees and independent distributors.


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

For the six-month periods ended June 30, 1997 and 1996, the Company made cash payments for income taxes of approximately
$389,000 and $779,000, respectively.

NOTE D - EARNINGS PER SHARE

Earnings per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents (which include stock options and warrants) outstanding during the periods. Common stock equivalents, the convertible preferred stock and the convertible debentures which are antidilutive have been excluded from the computations.

In February 1997, the Financial Accounting Standards Board issued a new standard on earnings per share. The Company will adopt the new standard as of December 31, 1997. If earnings per share for the three-month and six-month periods ended June 30, 1997 had been calculated in accordance with the new standard, it would have been unchanged.


NOTE E - INVENTORIES

Inventories are stated at lower of first-in, first-out (FIFO) cost or market and consist of the following at June 30, 1997 and December 31, 1996:

(amounts in thousands)           6/30/97       12/31/96
Raw Materials                   $  4,709       $  3,493
Finished Goods                    22,859         13,321
                                 $27,568        $16,814


NOTE F - UNISTAR

On December 19, 1995, the Company acquired 100% of the common stock of Unistar Gaming Corporation (Unistar Gaming) for 3.7 million shares of the Company's common stock and 350,000 shares of newly issued preferred stock. Unistar Gaming has an exclusive five-year contract to design, develop, finance and manage the National Indian Lottery through its wholly-owned subsidiary, UniStar Entertainment, Inc. (UniStar). The NIL will be a national telephone lottery authorized by Federal law and a compact between the State of Idaho and the CDA. In return for providing these management services, UniStar will be paid a fee equal to 30% of the profits of the NIL. The excess of the purchase price over the value of the net liabilities assumed has been allocated to the management agreement with the CDA and will be amortized over the five-year term of the contract commencing with the first significant lottery revenues.

The preferred stock consists of 250,000 shares of Cumulative Convertible Preferred Stock, Series A (Series A Preferred Stock) and 100,000 shares of Cumulative Contingently Convertible Preferred Stock, Series B (Series B Preferred Stock). The Series A Preferred Stock has voting rights equal to one share of common stock and will earn dividends equal to 18.5% of the consolidated retained earnings of UniStar as of the end of a fiscal period, less any dividends paid to the holders of the Series A Preferred Stock prior to such date. The Series B Preferred Stock has voting rights equal to one share of common stock and will earn dividends equal to 31.5% of the consolidated retained earnings of UniStar as of the end of a fiscal period, less any dividends paid to the holders of the Series B Preferred Stock prior to such date. All dividends on Preferred Stock are payable (i) when and as declared by the Board of Directors, (ii) upon conversion or redemption of the Series A and Series B Preferred Stock or (iii) upon liquidation. As of June 30, 1997, no dividends have accrued to the preferred stockholders. The Series A and Series B Preferred Stock is redeemable for a total of 13.3 million shares of common stock (Series A Preferred Stock for 4.925 million shares and Series B Preferred Stock for 8.375 million shares) at the Company's option. In the event that UniStar meets certain revenue and profit parameters, the Series A Preferred Stock is convertible for up to 4.925 million shares of common stock and the Series B Preferred Stock is contingently convertible for up to 8.375 million shares of common stock (a total of an additional 13.3 million shares of common stock).

In an attempt to block the NIL, certain states filed letters under 18 U.S.C. Section 1084 to prevent the long-distance carriers from providing telephone service to the NIL. The CDA initiated legal action to compel the long-distance carriers to provide telephone service to the NIL. The CDA's position is that the lottery is authorized by the Indian Gaming Regulatory Act
(IGRA) passed by Congress in 1988, that IGRA preempts state and federal statutes, and that the states lack authority to issue the
Section 1084 notification letters to any carrier. On February 28, 1996, the NIL was ruled lawful by the CDA Tribal Court. The CDA Tribal Court found that all requirements of IGRA have been satisfied and that the Section 1084 letters issued by certain state attorneys general in an effort to interfere with the lawful operation of the NIL are invalid. In addition, the Court found that the long-distance carriers cannot refuse to provide the service requested in the action based upon 18 U.S.C. Section 1084. This ruling and a related order dated May 1, 1996 were subsequently appealed to the Tribal Appellate Court, which on July 2, 1997 affirmed the lower Tribal Court's May 1, 1996 ruling and analysis upholding the CDA's right to conduct the telephony lottery. The Company expects this ruling will be reviewed by the U.S. Federal Courts as well, and believes, based on consultation with and opinions rendered by outside legal counsel, that the favorable rulings will be upheld on appeal. In 1995, the Company accrued $1 million to cover estimated legal costs through the possible appeal to the U.S. Federal Courts. If the matter is appealed beyond the U.S. Federal Courts or if additional court challenges are brought by states opposed to the NIL, the Company estimates that additional legal costs could be in the range of $1 million to $2 million.

Funding for UniStar capital expenditures, including the computers and software to build the telecommunications system will be capitalized and depreciated over the life of the management agreement. Funding by UniStar on behalf of the NIL to complete the building on the CDA reservation will be deferred and amortized over the life of the management agreement. The guaranteed monthly advance to the CDA, which began in January 1996, will be reimbursed when the NIL is operational and making profit distributions to UniStar. In addition, the Company has capitalized other fundings, consisting primarily of professional fees and other expenses, which the Company believes are reimbursable in accordance with the terms of the management agreement. Total funding as described above totaled $5.0 million through June 30, 1997 and is reflected in non-current other assets.

Other than legal costs related to an appeal of the CDA Tribal Court ruling or other actions by the states, the Company estimates that the additional costs to become operational may amount to between $5 million and $10 million. The costs include capital expenditures for computers and software to build the telecommunications system, funds to complete the building on the CDA reservation which will be the operations center for the lottery, and various start-up expenses including personnel-related costs and advertising expenses. The Company is also required to make a guaranteed payment of $300,000 per year to the CDA. The cost estimate does not include a $4 million jackpot reserve which could be required dependent upon certain conditions. If the Company ultimately must fund a jackpot reserve, it will be repaid to UniStar solely from NIL net revenues in equal installments over the term of the agreement. The Company expects it will be able to obtain additional financing for these costs, if necessary.

In February 1997, the Company signed agreements with Virtual Gaming Technologies (formerly Internet Gaming Technologies (IGT)) and CasinoWorld Holdings, Ltd. (CWH). The agreements call for the Company to invest $700,000 in IGT common stock, which was done in September 1996 under a previous agreement. In addition, the Company was granted a 200,000-share, five-year option set at 15% more than the price per share on the initial investment, or $3.45 per share. CWH is to provide project management services overseeing the development of the software for the NIL, with the Company contracting independently for system software development. Such charges are not to exceed $2 million. The Company will acquire all hardware for the system without financial obligation by either IGT or CWH. The Company estimates that such hardware charges, which are included in the cost estimates previously noted of $5 million to $10 million, will be approximately $2 million to $3 million. Approximately $500,000 in hardware costs were incurred as of June 30, 1997.

The investment in IGT is being accounted for under the cost method. All hardware costs incurred will be capitalized and depreciated over the useful life of the assets, beginning when the assets are placed in service. As of June 30, 1997, $1.3 million in progress payments have been made toward the software system. Such payments are being deferred until completion of the system and will be capitalized and depreciated over the term of the management agreement.

On May 28, 1997, the State of Missouri brought an action in the Missouri Circuit Court in Kansas City against the Company's UniStar Entertainment subsidiary and the CDA to enjoin the US Lottery offered by the CDA on the Internet and managed by UniStar. The complaint alleges that the US Lottery violates Missouri anti-gaming laws and that the marketing and promotion of the US Lottery violate the Missouri Merchandising Practices Act. Based upon the ruling of the Tribal Appellate Court affirming the CDA's right to conduct the telephone lottery and the opinion of outside legal counsel, the Company believes that the US Lottery is legal.

There are market and legal risks associated with the development of the NIL. The Company believes there is a national market for the NIL based upon research into the experience of other national lotteries and the growth of the overall lottery market. However, there is no assurance that there will be acceptance of a telephone or internet lottery. Based upon opinions from outside legal counsel, the Company also believes that the legal decision rendered by the CDA Tribal Court and affirmed by the Tribal Appellate Court will ultimately be upheld by the federal courts. However, there is no assurance of such a legal outcome. In the event that the telephone and internet lotteries do not attain the level of market acceptance anticipated by the Company or if the CDA Tribal Court rulings are not upheld on appeal, the Company would have to reevaluate its investment in UniStar.

The Company periodically evaluates the recoverability of this investment in UniStar in accordance with the provisions of FAS No. 121, "Accounting for the Impairment of Long-Lived Assets" by projecting future undiscounted net cash flows for the telephone and internet lotteries. If the sum of such cash flows is not sufficient to recover the Company's investment in UniStar, projected cash flows would then be discounted and the Company's investment would be adjusted, accordingly.

NOTE G - SALE OF BUSINESSES

On May 31, 1996, the Company sold its direct sales and service organization, including its network services division (DSOs), to Clarity Telecom Holdings, Inc. d/b/a Executone Business Solutions (Clarity), a new acquisition company formed for the acquisition by Bain Capital, Inc. The Company received $61.5 million in cash, a $5.9 million junior subordinated note due July 1, 2004, with interest at 7.5% per year, and warrants to purchase 8% of the equity issued as of the closing in the new company for $1.1 million, exercisable for three years. After recording the notes and the warrants at their fair market value, the total value of the consideration received was $69.6 million. The Company and the buyer also entered into a five-year exclusive distributor agreement pursuant to which Clarity sells and services EXECUTONE and INFOSTAR telephone products to business and commercial locations that require up to 400 telephones.

The sale did not include the Pittsburgh direct sales and service office, which the Company sold to one of its existing independent distributors for approximately $1.3 million in cash and notes in May 1996, resulting in no gain or loss. The sale of the DSOs (including the separate sale of the Pittsburgh office) related primarily to the retail distribution channel of the Computer Telephony division and included the Network Services division. After the sale, the Computer Telephony division consists of telephony product sales to independent distributors, along with the National Accounts and Federal Systems marketing channels.
The Company retains its Healthcare Communications and Call Center Management businesses and the UniStar business.

During 1996, the Company recorded a pretax gain of $48.9 million on the sale to Clarity net of transaction, severance and other costs related to the sale, of which $47.5 million was recorded during the three-month period ended June 30, 1996. The proceeds were used to repay the Company's bank borrowings, and the excess was invested in short-term cash investments.

The cash proceeds of $61.5 million included $5.0 million held in escrow. These funds, including interest, are classified as restricted cash and will be released to the Company in April
1998, subject to potential indemnity claims by Clarity.

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

NOTE H - OTHER MATTERS

For the six-month periods ended June 30, 1997 and 1996, respectively, the Company made cash payments of approximately
$0.8 million and $1.7 million for interest expense on indebtedness.

In February 1996, the Company received the proceeds of the $1.8 million note from the sale of the Wisconsin direct sales office in December 1995.

During the six-month periods ended June 30, 1997 and 1996, respectively, noncash financing activities other than those related to the sale of certain of the Company's businesses (see Note G), included capital lease obligations incurred in connection with equipment acquisitions of $1.2 million and $0.3 million.

For both the three-month and six-month periods ended June 30, 1997, more than 10% of the Company's revenues were derived from a single independent distributor. Revenues from the distributor, net of discounts, were $3.5 million and $12.9 million for the three-month and six-month periods, respectively.

Refer to the Consolidated Statements of Cash Flows for information on all cash-related operating, investing and financing activities.

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


Introduction

The Company develops, markets and supports voice and data communications systems. Products and services include telephone systems, voice mail systems, inbound and outbound call center systems, and specialized healthcare communications systems. The Company, through its UniStar Entertainment subsidiary, also has the exclusive right to design, develop and manage the National Indian Lottery, including the on-line US Lottery. Products and services are sold under the EXECUTONE, INFOSTAR, IDS, LIFESAVER, INFOSTAR/ILS and UNISTAR brand names through a worldwide network of direct sales and service employees and independent distributors.

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

Overview

During the three-month period ended June 30, 1997, the Company generated revenues of $34.8 million, an operating loss of $3.7 million and a net loss of $0.05 per common share compared to the same period in 1996, which included revenues of $52.0 million, an operating loss of $7.2 million, a pretax gain of $39.8 million and a net gain of $.45 per share. For the six-month period ended June 30, 1997, revenues were $73.8 million generating an operating loss of $3.0 million and a net loss of $0.04 per share compared to revenue of $118.9 million, an operating loss of $10.8 million, pretax profit of $30.9 million and net income of $0.35 per share. The 1997 results are not comparable to the three-month and six-month periods in 1996, which included net gains on the sales of businesses of $47.5 million and $42.6 million, respectively. In addition, the prior year data included the operating results of the direct sales offices and the network services division through the May 31, 1996 sale date.

The revenue and profit shortfall during the three-month period ended June 30, 1997 was primarily attributable to the Company's largest distributor purchasing significantly less product at the end of the quarter than it had in the past. This distributor had previously purchased significant quantities of product at the end of each quarter to meet expected needs for the following quarter. In the belief that this practice was causing both excess and unbalanced inventory, the distributor decided to change its purchasing pattern to purchase product monthly as needed in the future. The Company expects to benefit from this change in the long term as the previous purchasing pattern resulted in extreme pressure during the last week of each quarter and made it difficult to plan effectively. However, in the short term, it had a negative impact on both revenue and profit for the three-month period ended June 30, 1997.

All of the Company's other businesses performed as anticipated for the three-month period ended
June 30, 1997, including the balance of its independent distribution channel, the National Accounts/Federal Systems retail telephone group and the Healthcare business.

Results of Operations

As a result of the business sales and dispositions consummated in 1996, the second quarter financial results for the three-month and six-month periods ended June 30, 1997 are not comparable to the same periods in 1996, other than on certain measures of overall profitability. As previously noted, revenues from the Company's largest distributor were significantly less than anticipated. As a result, the Computer Telephony revenues for the three-month period were $24.4 million compared to $30.2 million during the previous quarter. This more than offset a strong performance from the Healthcare Division, which had revenues of $10.4 million, an 18% increase compared to the previous quarter, and a record backlog at June 30, 1997.

The Company expects its largest distributor's orders to normalize over the last six months of 1997. However, this order level is lower than the Company originally anticipated, as the distributor has not yet increased its sales force to the levels originally contemplated. In addition, the Company is in the process of examining its cost structure to accommodate the lower anticipated revenue.

Gross profit margin for the three-month period ended June 30, 1997 was $9.9 million or 28.5% of revenue, which was $4.2 million less than the previous three-month period. The decline in gross profit margin is a result of the lower revenue levels and a resulting lower absorption of fixed costs. In addition, the margin percentage was affected by a poor product mix resulting from the shortfall in the distributor revenue during the quarter. The distributor historically has purchased a higher level of software and feature-rich hardware that typically produces higher margins.

Product development expenses were $3.4 million, which is slightly higher than the previous quarter's spending levels. Selling, general and administrative expenses were $10.2 million, which is comparable to the previous quarter's spending level and in line with the lower level of sales.

Operating losses for the three-month and six-month periods ended
June 30, 1997 were $3.7 million and $3.0 million, respectively.
Operating losses for the same periods in 1996 were $7.2 million and $10.7 million, respectively.

UniStar

On December 19, 1995, the Company acquired 100% of the common stock of Unistar Gaming Corporation, a privately-held company which, through its wholly-owned subsidiary, UniStar Entertainment, Inc. (UniStar), has an exclusive five-year contract to design, develop, finance, and manage the National Indian Lottery (NIL). (See Note F of the Notes to Consolidated Financial Statements for the terms of the agreement.)

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

For the six-month period ended June 30, 1997, the Company invested $2.9 million as part of the cost to develop the software system, building and other costs related to the project. These costs have been recorded as assets on the balance sheet. The total UniStar investment cost on the balance sheet is $20.8 million at June 30, 1997, including $15.8 million in goodwill and $5.0 million in other assets. In the opinion of the Company's management, this investment is justified based upon the potential returns.

The UniStar legal situation is proceeding forward. The Company has received notice that the Tribal Appellate Court affirmed the lower Tribal Court's May 1, 1996 ruling and analysis upholding the CDA's right to conduct the telephone lottery on July 2, 1997. The Company is awaiting the written opinion outlining the basis
for the court's conclusions.   The Company remains hopeful that
this decision will accelerate a Federal Court decision on the telephone-based lottery.

In February 1997, UniStar signed revised agreements with CasinoWorld Holdings, Ltd. relating to software development, system architecture and proprietary technology and a revised agreement for an equity investment in Virtual Gaming Technologies (formerly Internet Gaming Technologies). See Note F for the terms of these agreements. The architecture of the Internet Lottery, particularly the business system, data base structure and the banking interface, are critical building blocks in the process of developing the telephone lottery, enabling the telephone lottery to begin as soon as the legal issues are resolved. As of July 21, 1997, the registered base of the US Lottery was 1,800 people with about 200 active players. As part of the test marketing program, the Company will be experimenting with direct mail, print advertising, radio and other promotional methods. It is anticipated that the national launch of the Internet lottery will take place by the end of the year. The Company estimates that an additional
$4 million to $5 million will be spent in 1997.

Liquidity and Capital Resources

The Company's liquidity is represented by cash, cash equivalents and cash availability under its existing credit facilities. The
Company's liquidity was approximately $32 million and $50 million as of June 30, 1997 and December 31, 1996, respectively.

At June 30, 1997 and December 31, 1996, cash and cash equivalents amounted to $11.9 million and $27.7 million, respectively, a decrease of $15.8 million. During the six-month period ended June 30,1997, the Company utilized $5.6 million in cash to fund operating activities. Cash was also used to repurchase 2.1 million shares of the Company's common stock for $5.4 million, fund $2.4 million in UniStar-related activities, invest $0.5 million in an infrared communications company and fund $1.6 million in capital expenditures.

During the six-month period ended June 30, 1997, cash utilized by operating activities was $2.0 million less than the cash used during the same period in 1996. The decrease is primarily due to the lower operating losses during the 1997 period.

Total debt at June 30, 1997 was $15.6 million, an increase of $0.9 million from $14.7 million at December 31, 1996. The increase is primarily due to incurring $1.2 million in capitalized lease obligations for equipment acquisitions during the first six months of 1997. Outstanding debt at June 30, 1997 consists of $12.4 million in subordinated debt, due in 2011, with the balance primarily capitalized lease obligations.

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

                        PART II - OTHER INFORMATION


Item 1.        LEGAL PROCEEDINGS

               As previously reported, on October 16, 1995, the Coeur d'Alene Tribe filed an action entitled Coeur d'Alene Tribe vs. AT&T Corp. in the Tribal Court, located in Plummer, Idaho (Case No. C195-097), requesting a ruling that the Lottery to be developed and managed by the Company's UniStar Entertainment subsidiary is legal under IGRA, that IGRA preempts state and federal laws on the subject of Indian gaming, that Section 1084 is inapplicable and that the states lack authority to issue Section 1084 notification letters to any carrier, and an injunction preventing AT&T from refusing to provide telephone service to the NIL. This action was necessary because several network carriers have been sent Section 1084 letters under the Federal Communications Act by states opposed to the NIL. These letters state that the NIL is illegal under state and federal laws and prohibit the carriers from carrying network traffic for the NIL. On February 28, 1996, the Tribal Court ruled that all requirements of IGRA have been satisfied, that Section 1084 is inapplicable and the states lack jurisdiction to interfere with the NIL, and that AT&T cannot refuse service to the NIL based upon Section 1084, an allegation that the NIL is in violation of IGRA or the federal anti-lottery statutes. This ruling and a related order dated May 1, 1996 were appealed to the Tribal Appellate Court, which affirmed the lower court ruling on July 2, 1997, and probably will be reviewed by the United States federal courts as well. The Company has been advised by its outside counsel, Hunton & Williams, that based upon such firm's review of the applicable statutes, regulations and case law, it believes that the Lottery is authorized under IGRA and that the favorable rulings issued by the Coeur d'Alene Tribal Court on February 28 and May 1, 1996, and the Tribal Appellate Court on July 2, 1997, should be upheld on appeal.

               On May 28, 1997, the Attorney General of the State of Missouri brought an action in the Circuit Court of Jackson County, Missouri, against the Coeur d'Alene Tribe and UniStar seeking to enjoin
               Lottery games offered by the Tribe over the Internet and managed by UniStar. The complaint alleges that the US Lottery violates Missouri anti-gambling laws and that the marketing of the games violates the state's Merchandising Practices Act and also seeks restitution, a civil penalty, attorney's fees and court costs. The Company believes, based on the Tribal Court rulings and the opinion of its outside counsel referred to above, that the Missouri suit has no merit and that the Lottery activities are legal. UniStar and the Tribe have removed the case to the U.S. District Court for the Western District of Missouri, and the State has filed a motion to remand it to the State court. UniStar and Tribe are contesting the jurisdiction asserted by the State of Missouri and intend to defend the right of the Tribe to offer the Lottery on the Internet.

               This litigation, as well as other litigation which could be brought by states opposed to the NIL or its on-line US Lottery games, could prevent or delay full operations, and it is impossible at this time to predict when the NIL will commence telephone operations. The Company does not believe the outcome of this litigation will have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

Item 2.        CHANGES IN SECURITIES
               Not applicable.

Item 3.        DEFAULTS UPON SENIOR SECURITIES
               Not applicable.

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     a)   The Registrant's Annual Meeting of Shareholders was held on July 29,
      1997.
     b) Proxies were solicited by the Registrant's management pursuant to Regulation 14 under the Securities Act of 1934; there was no solicitation in opposition to management's nominees listed in the Proxy Statement dated May 27, 1997, and all such nominees were elected pursuant to the vote of the shareholders.

     c) The amendment of the Registrant's 1986 Employee Stock Option Plan described under "Proposal 2" in the Proxy Statement dated May 27, 1997, which section is incorporated herein by reference, was approved by a vote of the majority of the Registrant's outstanding Common and Preferred Stock as follows:
               For:      39,657,851
               Against:     818,104
               Abstain:     167,298
     d) The total number of shares of the Registrant's Common Stock, $.01 par value, and Preferred Stock, $.01 per value, outstanding as of May 27, 1997, the record date for the Annual Meeting, was 49,821,481, and 41,748,316 shares were represented in person or by proxy at the Meeting.

Item 5.        OTHER INFORMATION
               Not applicable.

Item 6.        EXHIBITS AND REPORTS ON FORM 8-K
      a)   Exhibits
           11 - Statement Regarding Computation of Per Share
             Earnings.
      b)   Reports on Form 8-K
           None.

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                              EXECUTONE Information Systems, Inc.



Dated:    August 12, 1997               /s/ Alan Kessman
                                        Alan Kessman
                                        Chairman, President and
                                        Chief Executive Officer



Dated:    August 12, 1997               /s/ Anthony R. Guarascio
                                        Anthony R. Guarascio
                                        Vice President, Finance and
                                           Administration
                                        Chief Financial Officer