Form 10-Q
period 1997-09-30
EXECUTONE INFORMATION SYSTEMS INC
filed 1997-11-13
CIK 725282

Executone Information Systems, Inc. 10-Q, September 30, 1997


                            FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC  20549

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1997

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

The number of shares outstanding of registrant's Common Stock, $.01 par value per share, as of October 31, 1997 was 49,647,309.

                            INDEX



EXECUTONE Information Systems, Inc.

                                                            Page #
PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements
          Consolidated Balance Sheets -
          September 30, 1997 and December 31, 1996.              3

          Consolidated Statements of Operations -
          Three Months and Nine Months Ended
          September 30, 1997 and 1996.                           4

          Consolidated Statements of Cash Flows -
          Nine Months Ended September 30, 1997 and 1996.         5

          Notes to Consolidated Financial Statements.            6


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations         12



PART II.  OTHER INFORMATION                                     16

          SIGNATURES                                            18

EXHIBIT 11.    STATEMENT REGARDING COMPUTATION
               OF PER SHARE EARNINGS                            19

               PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

      EXECUTONE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                                              September 30,    December 31,
(In thousands, except for share amounts)          1997             1996
                                               (Unaudited)
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                     $    7,021      $   27,696
 Restricted cash                                    5,021             ---
 Accounts receivable, net of
   allowance of $2,208 and $2,106                  34,303          38,992
 Inventories                                       22,385          16,814
 Prepaid expenses and other current assets          3,772           3,099
       Total Current Assets                        72,502          86,601

RESTRICTED CASH                                       ---           5,031
PROPERTY AND EQUIPMENT, net                         8,256           7,578
INTANGIBLE ASSETS, net                             19,797          19,893
DEFERRED TAXES                                     19,140          18,434
OTHER ASSETS                                       19,624          14,472
                                               $  139,319      $  152,009

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current portion of long-term debt             $    1,060      $      882
 Accounts payable                                  27,083          31,416
 Accrued payroll and related costs                  3,580           3,398
 Accrued liabilities                               10,149          13,943
 Deferred revenue and customer deposits             2,898           3,164
       Total Current Liabilities                   44,770          52,803

LONG-TERM DEBT                                     14,685          13,837
LONG-TERM DEFERRED REVENUE                            244              22
       TOTAL LIABILITIES                           59,699          66,662

STOCKHOLDERS' EQUITY:
 Common stock: $.01 par value; 80,000,000
   shares authorized; 49,647,309 and 51,173,755
   issued and outstanding                             496             512
 Preferred stock:  $.01 par value; Cumulative
   Convertible Preferred Stock (Series A),
   250,000 shares authorized, issued and
   outstanding; Cumulative Contingently
   Convertible Preferred Stock (Series B),
   100,000 shares authorized, issued and
   outstanding                                      7,300           7,300
 Additional paid-in capital                        71,467          76,113
 Retained earnings                                    357           1,422
       Total Stockholders' Equity                  79,620          85,347
                                               $  139,319      $  152,009


The accompanying notes are an integral part of these
consolidated balance sheets.
                                   3

          EXECUTONE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)

                                   Three Months Ended      Nine Months Ended
(In thousands, except for             September 30,           September 30,
 per share amounts)                1997          1996      1997         1996
REVENUES                         $ 42,936     $ 44,791   $116,732    $163,739

COST OF REVENUES                   28,044       28,333     77,821     101,793
 Gross Profit                      14,892       16,458     38,911      61,946

OPERATING EXPENSES:
 Product development and eng.       3,202        3,129      9,939      10,504
 Selling, general and admin.       10,179       10,134     30,423      58,983
                                   13,381       13,263     40,362      69,487

OPERATING INCOME/(LOSS)             1,511        3,195     (1,451)     (7,541)

INTEREST EXPENSE                     (562)        (550)    (1,499)     (2,113)
GAIN ON SALE OF BUSINESSES (Note G )  ---          ---        ---      42,618
OTHER INCOME, net                     372          890      1,183       1,420

INCOME (LOSS) BEFORE INCOME TAXES   1,321        3,535     (1,767)     34,384

PROVISION (BENEFIT) FOR INCOME TAXES:
 Cash                                   0          100          0       4,200
 Noncash (Note C)                     528        1,311       (701)      9,560
                                      528        1,411       (701)     13,760

NET INCOME (LOSS)                 $   793     $  2,124   $ (1,066)   $ 20,624


EARNINGS (LOSS) PER SHARE         $  0.02     $   0.04   $  (0.02)   $   0.39

WEIGHTED AVG. COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING     49,648       52,176     49,657      52,558




The accompanying notes are an integral part of these consolidated statements.

             EXECUTONE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                     Nine Months Ended
(In thousands)                                         September 30,
                                                   1997             1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                             $ (1,066)        $ 20,624
  Adjustments to reconcile net income (loss)
  to net cash used by operating activities:
    Depreciation and amortization                  2,248            3,484
    Gain on sale of businesses (Note G)              ---          (42,618)
    Provision/(benefit) for income taxes
      not currently payable                         (701)           9,560
    Noncash expenses, including noncash
      interest expense, noncash provision
      for losses on accounts receivable and
      income from equity investment                  439             (549)
  Change in working capital items:
    Accounts receivable                            4,718           (3,868)
    Inventories                                   (5,812)             311
    Accounts payable and accruals                 (7,651)          (2,479)
    Other working capital items                     (929)           3,104

NET CASH USED BY OPERATING ACTIVITIES             (8,754)         (12,431)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment              (1,295)          (2,137)
  Proceeds from sale of businesses (Note G)          ---           56,948
  Investment in UniStar                           (4,000)          (2,938)
  Other, net                                      (1,082)             367

NET CASH PROVIDED/(USED) BY INVESTING ACTIVITIES  (6,377)          52,240

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments under revolving credit facility         ---          (15,445)
  Repayments of other long-term debt                (890)            (675)
  Repurchase of stock                             (5,400)          (2,894)
  Proceeds from issuance of stock                    746              801
  Other borrowings                                   ---              608

NET CASH USED BY FINANCING ACTIVITIES             (5,544)         (17,605)

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS (20,675)          22,204

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD   27,696            8,092

CASH AND CASH EQUIVALENTS - END OF PERIOD       $  7,021         $ 30,296


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

For the nine-month periods ended September 30, 1997 and 1996, the Company made cash payments for income taxes of approximately $424,000 and $869,000, respectively.

NOTE D - EARNINGS PER SHARE

Earnings per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents (which include stock options and warrants) outstanding during the periods. Common stock equivalents, the convertible preferred stock and the convertible debentures which are antidilutive have been excluded from the computations.

In February 1997, the Financial Accounting Standards Board issued a new standard on earnings per share. The Company will adopt the new standard as of December 31, 1997. If earnings per share for the three-month and nine-month periods ended September 30, 1997 had been calculated in accordance with the new standard, the result would have been unchanged.


NOTE E - INVENTORIES

Inventories are stated at lower of first-in, first-out (FIFO) cost or market and consist of the following at September 30, 1997 and December 31, 1996:

(amounts in thousands)           9/30/97       12/31/96
Raw Materials                   $  4,446       $  3,493
Finished Goods                    17,939         13,321
                                 $22,385        $16,814


NOTE F - UNISTAR

On December 19, 1995, the Company acquired 100% of the common stock of Unistar Gaming Corporation (Unistar Gaming) for 3.7 million shares of the Company's common stock and 350,000 shares of newly issued preferred stock. Unistar Gaming has an exclusive five-year contract to design, develop, finance and manage the National Indian Lottery through its wholly-owned subsidiary, UniStar Entertainment, Inc. (UniStar). The NIL will be a national telephone lottery authorized by Federal law and a compact between the State of Idaho and the CDA. In return for providing these management services, UniStar will be paid a fee equal to 30% of the profits of the NIL. The excess of the purchase price over the value of the net liabilities assumed has been allocated to the management agreement with the CDA and will be amortized over the term of the contract commencing with the first significant lottery revenues.

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

As of September 30, 1997, no dividends have accrued to the preferred stockholders. The Series A and Series B Preferred Stock is redeemable for a total of 13.3 million shares of common stock (Series A Preferred Stock for 4.925 million shares and Series B Preferred Stock for 8.375 million shares) at the Company's option. In the event that UniStar meets certain revenue and profit parameters, the Series A Preferred Stock is convertible for up to 4.925 million shares of common stock and the Series B Preferred Stock is convertible for up to 8.375 million shares of common stock (a total of an additional 13.3 million shares of common stock).

In an attempt to block the NIL, certain states filed letters under 18 U.S.C. Section 1084 to prevent the long-distance carriers from providing telephone service to the NIL. In 1995, the CDA initiated legal action against AT&T Corporation (AT&T) to compel the long-distance carriers to provide telephone service to the NIL. The CDA's position is that the lottery is authorized by the Indian Gaming Regulatory Act (IGRA) passed by Congress in 1988, that IGRA preempts state and federal statutes, and that the states lack authority to issue the Section 1084 notification letters to any carrier. On February 28, 1996, the NIL was ruled lawful by the CDA Tribal Court.
The CDA Tribal Court found that all requirements of IGRA have been satisfied and that the Section 1084 letters issued by certain state attorneys general in an effort to interfere with the lawful operation of the NIL are invalid. In addition, the Court found that the long-distance carriers cannot refuse to provide the service requested in the action based upon 18
U.S.C. Section 1084. This ruling and a related order dated May 1, 1996 were subsequently appealed to the Tribal Appellate Court, which on July 2, 1997 affirmed the lower Tribal Court's May 1, 1996 ruling and analysis upholding the CDA's right to conduct the telephony lottery. On August 22, 1997, AT&T filed a complaint for declaratory judgment against the CDA in the U.S. District Court for the District of Idaho. The Company believes, based on consultation with and opinions rendered by outside legal counsel, that the favorable rulings will be affirmed by the federal courts. In 1995, the Company accrued $1 million to cover estimated legal costs through the possible appeal to the U.S. District Court. If the matter is appealed beyond the U.S. District Court or if additional court challenges are brought by states opposed to the NIL, the Company estimates that additional legal costs could be in the range of $1 million to $2 million.

Funding for UniStar capital expenditures, including the building on the CDA reservation and the computers and software to build the telecommunications system will be capitalized and depreciated over the life of the management agreement. The guaranteed monthly advance of $25,000 to the CDA, which began in January 1996, will be reimbursed when the NIL is operational and making profit distributions to UniStar. In addition, the Company has capitalized other fundings, consisting primarily of professional fees and other expenses, which the Company believes are reimbursable in accordance with the terms of the management agreement. Cumulative funding as described above totals
$6.1 million ($4.1 million for the nine-month period ended September 30, 1997) and is reflected in non-current other assets.

The Company has also funded legal and other accrued liabilities assumed as part of the acquisition of UniStar totaling, on a cumulative basis, $2.6 million ($0.5 million for the nine-month period ended September 30, 1997). Such cash flows, which were previously reflected as part of the change in working capital items, are now reflected as part of the investment in Unistar in the statement of cash flows. Prior year amounts have been reclassified to conform to the current year's presentation.
The investment in UniStar reflected on the statement of cash flows includes the deferred charges and assumed liabilities noted above (net of a $0.5 million capital lease) for a cumulative total of $8.2 million ($4.0 million for the nine-month period ended September 30, 1997). Since inception, the Company has also funded various UniStar expenses totaling $1.4 million, which are reflected in the Company's consolidated net income. Cumulative cash expenditures on UniStar, including UniStar expenses, total $9.6 million.

Other than legal costs related to an appeal of the CDA Tribal Court ruling or other actions by the states, the Company estimates it will invest an additional $4 million to $5 million
by June 1998.   These costs include capital expenditures for
computers and software to build the telecommunications system, funds to complete the building on the CDA reservation which will be the operations center for the lottery, and various start-up and operating expenses including personnel-related costs and advertising expenses. The Company is also required to make a guaranteed payment of $300,000 per year to the CDA, which is included in the above estimates. The Company expects it will be able to obtain additional financing for these costs, if necessary.

In February 1997, the Company signed agreements with Virtual Gaming Technologies (formerly Internet Gaming Technologies
(IGT)) and CasinoWorld Holdings, Ltd. (CWH). The agreements call for the Company to invest $700,000 in IGT common stock, which was done in September 1996 under a previous agreement.
In addition, the Company was granted a 200,000-share, five-year option set at 15% more than the price per share on the initial investment, or $3.45 per share. CWH is to provide project management services overseeing the development of the software for the NIL, with the Company contracting independently for system software development. Such charges are not to exceed $2 million, most of which has already been spent. The Company will acquire all hardware for the system without financial obligation by either IGT or CWH.. Approximately $500,000 in hardware costs were incurred as of September 30, 1997.
All of these system development costs are included in the above estimate for expenditures through June 1998.

The investment in IGT is being accounted for under the cost method. All hardware costs incurred will be capitalized and depreciated over the useful life of the assets, beginning when the assets are placed in service. As of September 30, 1997, $1.3 million in progress payments have been made toward the software system. Such payments are being deferred until completion of the system and will be capitalized and depreciated over the term of the management agreement.

On May 28, 1997, the State of Missouri brought an action in the Missouri Circuit Court in Kansas City against the Company's UniStar Entertainment subsidiary and the CDA to enjoin the US Lottery offered by the CDA on the Internet and managed by UniStar. The complaint alleges that the US Lottery violates Missouri anti-gaming laws and that the marketing and promotion of the US Lottery violate the Missouri Merchandising Practices Act. The CDA and UniStar have removed the case to the U.S. District Court for the Western District of Missouri, which denied the State's subsequent motion for remand back to the state court. The State has moved the Court to certify its denial of the motion for remand for interlocutory appeal to the Circuit Court of Appeals and that motion is pending. Motions to dismiss by CDA and UniStar based on sovereign immunity and lack of personal jurisdiction are also currently pending before the U.S. District Court. Based upon the ruling of the Tribal Appellate Court affirming the CDA's right to conduct the telephone lottery and the opinion of outside legal counsel, the Company believes that the US Lottery is legal.

On September 15, 1997, the State of Wisconsin, by its Attorney General, filed an action in the Wisconsin State Circuit Court for Dane County against the Company, its UniStar Entertainment subsidiary and the Coeur d'Alene Tribe of Idaho, to permanently enjoin the US Lottery offered by the Tribe on the Internet and managed by UniStar. The complaint alleges that the offering of the US Lottery violates Wisconsin anti-gambling laws and that legality of the US Lottery has been misrepresented to Wisconsin residents in violation of state law. In addition to an injunction, the suit seeks restitution, civil penalties, attorneys' fees and court costs. The Company, UniStar and the CDA have removed the case to the U.S. District Court in Wisconsin. Based upon the ruling of the Tribal Appellate Court affirming the CDA's right to conduct the telephone lottery and the opinion of outside legal counsel, the Company believes that the US Lottery is legal.

There are market and legal risks associated with the development of the NIL. The Company believes there is a national market for the NIL based upon research into the experience of other national lotteries and the growth of the overall lottery market. However, there is no assurance that there will be acceptance of a telephone or Internet lottery. Based upon opinions from outside legal counsel, the Company also believes that the legal decision rendered by the CDA Tribal Court and affirmed by the Tribal Appellate Court will ultimately be affirmed by the federal courts. However, there is no assurance of such a legal outcome. In the event that the telephone and Internet lotteries do not attain the level of market acceptance anticipated by the Company or if the CDA Tribal Court rulings are not upheld on appeal, the Company would have to reevaluate its investment in UniStar.

The Company periodically evaluates the recoverability of this investment in UniStar in accordance with the provisions of FAS No. 121, "Accounting for the Impairment of Long-Lived Assets" by projecting future undiscounted net cash flows for the telephone and Internet lotteries. If the sum of such cash flows is not sufficient to recover the Company's investment in UniStar, projected cash flows would then be discounted and the Company's investment would be adjusted accordingly.


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

The sale did not include the Pittsburgh direct sales and service office, which the Company sold to one of its existing independent distributors for approximately $1.3 million in cash and notes in May 1996, resulting in no gain or loss. The sale of the DSOs (including the separate sale of the Pittsburgh office) related primarily to the retail distribution channel of the Computer Telephony division and included the Network Services division. After the sale, the Computer Telephony business consists of telephony product sales to independent distributors, along with the National Accounts and Federal Systems marketing channels. The Company retains its Healthcare Communications and Call Center Management businesses and the UniStar business.

During 1996, the Company recorded a pretax gain of $48.9 million on the sale to Clarity net of transaction, severance and other costs related to the sale, of which $47.5 million was recorded during the three-month period ended June 30, 1996 and $1.4 million was recorded in the three-month period ended December 31, 1996. The proceeds were used to repay the Company's bank borrowings, and the excess was invested in short-term cash investments.

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


NOTE H - OTHER MATTERS

For the nine-month periods ended September 30, 1997 and 1996, respectively, the Company made cash payments of approximately
$1.4 million and $2.5 million for interest expense on indebtedness.

In February 1996, the Company received the proceeds of the $1.8 million note from the sale of the Wisconsin direct sales office in December 1995.

During the nine-month periods ended September 30, 1997 and 1996, respectively, noncash financing activities other than those related to the sale of certain of the Company's businesses (see Note G), included capital lease obligations incurred in connection with equipment acquisitions of $1.6 million and $0.3 million.

For both the three-month and nine-month periods ended September 30, 1997, more than 10% of the Company's revenues were derived from a single independent distributor. Revenues from the distributor, net of discounts, were $10.0 million and $22.8 million for the three-month and nine-month periods, respectively.

Refer to the Consolidated Statements of Cash Flows for information on all cash-related operating, investing and financing activities.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


Introduction

The Company develops, markets and supports voice and data communications systems. Products and services include telephone systems, voice mail systems, inbound and outbound call center systems, and specialized healthcare communications systems. The Company, through its UniStar Entertainment subsidiary, also has the exclusive right to design, develop and manage the National Indian Lottery, including the Internet-based US Lottery. Products and services are sold under the EXECUTONE, INFOSTAR, IDS, LIFESAVER, INFOSTAR/ILS and UNISTAR brand names through a worldwide network of direct sales and service employees and independent distributors.

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

Overview

During the three-month period ended September 30, 1997, the Company generated revenues of $42.9 million, operating income of $1.5 million and net income of $0.02 per common share. For the same period in 1996, revenues were $44.8 million, with operating income of $3.2 million and net income of $0.04 per common share. For the nine-month period ended September 30, 1997, revenues were $116.7 million, generating an operating loss of $1.5 million and a net loss of $0.02 per common share, compared to revenue of $163.7 million, an operating loss of $7.5 million and net income of $0.39 per common share. The
1997 results for the nine-month period ended September 30, 1997 are not comparable to the ninemonth period in 1996, which included a net gain on the sales of businesses of $42.6 million. In addition, the prior year data included the operating results of the direct sales offices and the network services division through the May 31, 1996 sale date.

Compared to the preceding quarter, the three-month period ended September 30, 1997 showed increases of $8.2 million in revenues, $5.2 million in operating profit and $3.2 million in net income. This is primarily due to the recovery of sales to the Company's largest independent distributor, which was the cause of the lower revenue and profit levels in the previous quarter.

Results of Operations

As a result of the business sales and dispositions consummated during the first half of 1996, the three-month period ended September 30, 1997 is the first period for which the financial results are comparable to the same period in 1996. The nine month periods for 1997 and 1996 continue to not be comparable, other than on certain measures of overall profitability.

Revenues for the three-month period ended September 30, 1997 decreased $1.9 million compared to the same period last year as lower revenues from the Computer Telephony group more than offset increases in Healthcare revenues. Computer Telephony revenue was $32.6 million, a decrease of $4.2 million compared to the same period last year. The decrease was primarily a result of lower sales to the Company's largest distributor. Orders from this distributor normalized during the quarter from the one-time adjustment in its purchasing pattern which occurred in the second quarter. While the order level during the quarter met the Company's revised expectations, the new level of anticipated sales to this distributor is lower than the sales levels achieved during the last six months of 1996. Healthcare revenues for the three-month period ended September 30, 1997 were $10.4 million, an increase of 30% over the same period in 1996. Bookings for the quarter increased 35% compared to the prior year. This is attributable to the market acceptance of the healthcare communications platform and its technological capabilities.

Gross profit margin for the three-month period ended September 30, 1997 was $14.9 million or 34.7% of revenue, which was $1.6 million or 2 percentage points less than the same period in 1996. The decline in gross profit margin is primarily a result of the lower distributor revenue levels.

Product development expenses for the three-month period ended September 30, 1997 were $3.2 million, a slight increase over the prior year's spending levels. Selling, general and administrative expenses were $10.2 million, which is comparable to the prior year's spending level and appropriate to the Company's current level of sales.

Operating income for the three-month period ended September 30, 1997 was $1.5 million compared to $3.2 million for the same period in 1996. For the nine-month period ended September 30, 1997, the Company had an operating loss of $1.5 million, compared to an operating loss of $7.5 million for the 1996 period.

Other income for the three-month period ended September 30, 1997 decreased from the same period in 1996 primarily due to lower interest income generated from the declining cash balance over the periods.

Net income for the three-month period ended September 30, 1997 was $0.8 million compared to $2.1 million for the same period in 1996. For the nine-month period ended September 30, 1997, the Company had a net loss of $1.1 million, compared to net income of $20.6 million for the 1996 period. The net income for the 1996 period includes a pretax gain on the sale of businesses of $42.6 million. Excluding the gain on the sale of businesses, the ninemonth period ended September 30, 1996 would have shown a net loss of approximately $5.0 million.

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

The initial goal of this investment was to establish a telephone lottery that could be played by an individual of majority age, residing in one of 36 states or the District of Columbia that currently operates a state-run lottery. In the telephone-based NIL, calls will be processed with interactive voice response equipment or live agents located on the Coeur d'Alene Indian Tribe of Idaho (CDA) Reservation using ACD software to process nationwide lottery sales. The Company has made a significant investment in UniStar, which initially created 8% dilution to the Company's shareholders.

For the nine-month period ended September 30, 1997, the Company invested $4.7 million as part of the cost to develop the software system, building and other costs related to the project. Of these costs, $4.1 million have been recorded as assets on the balance sheet. The total UniStar investment cost on the balance sheet is $23.4 million at September 30, 1997, including $15.8 million in goodwill and $6.1 million in other assets, with the remainder consisting of funded UniStar expenses. In the opinion of the Company's management, this investment is justified based upon the potential returns.

Concerning the UniStar legal issues, AT&T, as expected, has filed a complaint for declaratory judgment in the U.S. District Court in Idaho against the CDA, seeking a federal court ruling as to the enforceability of the Coeur d'Alene Tribal Court's May 1 1996 order affirming the CDA's right to conduct the telephone lottery. The CDA has answered that complaint. The State of Wisconsin's suit against the US Lottery, filed on September 15, 1997 in the Wisconsin State Circuit Court, has been removed to the U.S. District Court in Wisconsin. The Wisconsin case is similar to one filed in May by the State of Missouri against the US Lottery, which is currently being vigorously defended. The Missouri case has been removed to the U.S. District Court in Missouri, which denied the State's motion to remand the case to the state court. Motions to dismiss by the CDA and UniStar based on sovereign immunity and lack of personal jurisdiction are currently pending before the
U. S. District Court in Missouri. The Company continues to believe, based upon consultations with and opinions rendered by outside legal counsel, that the favorable rulings of the Tribal Appellate Court will be affirmed by the federal courts.

In February 1997, UniStar signed revised agreements with CasinoWorld Holdings, Ltd. relating to software development, system architecture and proprietary technology and a revised agreement for an equity investment in Virtual Gaming Technologies (formerly Internet Gaming Technologies). See Note F for the terms of these agreements. The architecture of the Internet Lottery, particularly the business system, data base structure and the banking interface, are critical building blocks in the process of developing the telephone lottery. As of October 21, 1997, the registered base of the US Lottery was 7,000 people with about 1,300 active players. Direct mail advertising is currently scheduled to begin in mid-November 1997.

Liquidity and Capital Resources

The Company's liquidity is represented by cash, cash equivalents and cash availability under its existing credit facilities. The Company's liquidity was approximately $27 million and $50 million as of September 30, 1997 and December 31, 1996, respectively.

At September 30, 1997 and December 31, 1996, cash and cash equivalents amounted to $7.0 million and $27.7 million, respectively, a decrease of $20.7 million. During the nine-month period ended September 30, 1997, the Company utilized $8.8 million in cash to fund operating activities. Cash was also used to repurchase 2.1 million shares of the Company's common stock for $5.4 million, fund $4.0 million in UniStar-related activities, invest $0.5 million in an infrared communications company and fund $1.3 million in capital expenditures.

During the nine-month period ended September 30, 1997, cash utilized by operating activities was $3.7 million less than the cash used during the same period in 1996. The decrease is primarily due to the lower operating losses during the 1997 period.

Total debt at September 30, 1997 was $15.7 million, an increase of $1.0 million from $14.7 million at December 31, 1996. The increase is primarily due to incurring $1.6 million in capitalized lease obligations for equipment acquisitions during the first nine months of 1997. Outstanding debt at September 30, 1997 consists of $12.5 million in subordinated debt, due in 2011, with the balance primarily capitalized lease obligations.

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

                      PART II - OTHER INFORMATION


Item 1.     LEGAL PROCEEDINGS

            As previously reported, on October 16, 1995, the Coeur d'Alene Tribe filed an action entitled Coeur d'Alene Tribe v AT&T Corp. in the Tribal Court, located in Plummer, Idaho (Case No. C195-097), requesting a ruling that the Lottery to be developed and managed by the Company's UniStar Entertainment subsidiary is legal under IGRA, that IGRA preempts state and federal laws on the subject of Indian gaming, that Section 1084 is inapplicable and that the states lack authority to issue Section 1084 notification letters to any carrier, and an injunction preventing AT&T from refusing to provide telephone service to the NIL. This action was necessary because several network carriers have been sent Section 1084 letters under the Federal Communications Act by states opposed to the NIL.
            These letters state that the NIL is illegal under state and federal laws and prohibit the carriers from carrying network traffic for the NIL. On
            February 28, 1996, the Tribal Court ruled that all requirements of IGRA have been satisfied, that
            Section 1084 is inapplicable and the states lack jurisdiction to interfere with the NIL, and that AT&T cannot refuse service to the NIL based upon
            Section 1084, an allegation that the NIL is in violation of IGRA or the federal anti-lottery statutes. This ruling and a related order dated May 1, 1996 were appealed to the Tribal Appellate Court, which affirmed the lower court ruling on July 2, 1997. On August 22, 1997, AT&T filed a complaint for declaratory judgment against the CDA in the U.S. District Courts for the District of Idaho. The
            Company has been advised by its outside counsel, Hunton & Williams, that based upon such firm's review of the applicable statutes, regulations and case law, it believes that the Lottery is authorized under IGRA and that the favorable rulings issued by the Coeur d'Alene Tribal Court on February 28 and
            May  1, 1996, and the Tribal Appellate Court on July
            2, 1997, should be affirmed by the federal courts.

            On May 28, 1997, the Attorney General of the State of Missouri brought an action in the Circuit Court of Jackson County, Missouri, against the Coeur d'Alene Tribe and UniStar seeking to enjoin Lottery games offered by the Tribe over the Internet and managed by UniStar. The complaint alleges that the US Lottery violates Missouri anti gambling laws and that the marketing of the games violates the state's Merchandising Practices Act and also seeks restitution, a civil penalty, attorney's fees and court costs.
            The Company believes, based on the Tribal Court rulings and the opinion of its outside counsel referred to above, that the Missouri suit has no merit and that the Lottery activities are legal. UniStar and the Tribe have removed the case to the U.S. District Court for the Western District of Missouri, which denied the State's subsequent motion for remand back to the state court. The State has moved the Court to certify its denial of the motion for remand for interlocutory appeal to the Circuit Court of Appeals and that motion is pending. Motions to dismiss by CDA and UniStar based on sovereign immunity and lack of personal jurisdiction are also currently pending before the U.S. District Court.

            On September 15, 1997, the State of Wisconsin, by its Attorney General, filed an action in the Wisconsin State Circuit Court for Dane County against the Company, its UniStar Entertainment subsidiary and the Coeur d'Alene Tribe of Idaho, to permanently enjoin the US Lottery offered by the Tribe on the Internet and managed by UniStar. The complaint alleges that the offering of the US Lottery violates Wisconsin anti-gambling laws and that legality of the US Lottery has been misrepresented to Wisconsin residents in violation of state law. In addition to an injunction, the suit seeks restitution, civil penalties, attorneys' fees and court costs. The Company, UniStar and the CDA have removed the case to the U.S. District Court in Wisconsin. Based upon the ruling of the Tribal Appellate Court affirming the CDA's right to conduct the telephone lottery and the opinion of outside legal counsel, the Company believes that the US Lottery is legal.

            UniStar and the CDA intend to defend the right of the Tribe to offer the Lottery on the Internet. However, this litigation, as well as other litigation which could be brought by states opposed to the NIL or its on-line US Lottery games, could prevent or delay full operations. The Company does not believe the outcome of this litigation will have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

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


                            EXECUTONE Information Systems, Inc.



Dated:    November 13, 1997             /s/ Alan Kessman
                                        Alan Kessman
                                        Chairman, President and
                                        Chief Executive Officer



Dated:    November 13, 1997             /s/ Anthony R. Guarascio
                                        Anthony R. Guarascio
                                        Vice President, Finance and
                                           Administration
                                        Chief Financial Officer