Form 10-K405
period 1997-12-31
EXECUTONE INFORMATION SYSTEMS INC
filed 1998-04-15
CIK 725282

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended December 31, 1997

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                For the transition period from _______ to _______

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

                             478 Wheelers Farms Road
                           Milford, Connecticut 06460
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (203) 876-7600

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the common stock held by non-affiliates of the registrant (assuming for this purpose that all executive officers and directors of the registrant are affiliates) as of March 31, 1998 was $97,872,323, based on the last sale price for the common stock on that date.

The number of shares outstanding of the registrant's only class of common stock, $.01 par value per share, as of March 31, 1998, was 49,721,084.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into the Part of this Form 10-K indicated below:

Part II     1997 Annual Report to Shareholders

                                TABLE OF CONTENTS

Item                                                      Page
----                                                      ----
PART I
1. Business                                                  1
2. Properties                                               16
3. Legal Proceedings                                        16
4. Submission of Matters to a Vote of Security Holders      18
   Executive Officers of the Registrant                     19

PART II

5. Market for Registrant's Common Equity and Related
   Stockholder Matters                                      22
6. Selected Financial Data                                  22
7. Management's Discussion and Analysis of Financial
   Condition and Results of Operations                      22
8. Financial Statements and Supplementary Data              22
9. Changes in and Disagreements with Accountants on
   Accounting and Financial Disclosure                      22

PART III

10. Directors and Executive Officers of the Registrant      23
11. Executive Compensation                                  24
12. Security Ownership of Certain Beneficial Owners
    and Management                                          31
13. Certain Relationships and Related Transactions          34

PART IV

14. Exhibits, Financial Statement Schedules and
    Reports on Form 8-K                                     36

PART I

ITEM 1.    BUSINESS

General

        EXECUTONE Information Systems, Inc. ("Executone" or the "Company") develops, markets and supports voice and data communications systems. Products and services include telephone systems, voice mail systems, in-bound and out-bound call center systems and specialized healthcare communications systems. The Company's UniStar Entertainment indirect subsidiary ("UniStar") has the exclusive right to design, develop and manage the National Indian Lottery and US Lottery (collectively, the "Lottery") offered by the Coeur d'Alene Indian Tribe of Idaho (the "Coeur d'Alene Tribe" or the "Tribe"). Executone's products are sold under the EXECUTONE, INFOSTAR, IDS, LIFESAVER, and INFOSTAR/ILS brand names through a national network of independent distributors and direct sales and service employees. (Capitalized product names used in this report are registered or unregistered trademarks of the Company or its subsidiaries except where specifically identified with products of an unaffiliated company.)

        Executone's executive offices are located at 478 Wheelers Farms Road, Milford, Connecticut 06460, telephone (203) 876-7600. The common stock of EXECUTONE (the "Common Stock") is traded on the NASDAQ National Market System under the symbol "XTON", and its Convertible Subordinated Debentures due 2011 (the "Debentures") trade on the NASDAQ system under the symbol "XTONG".

Recent Developments

        On January 8, 1998, the Company announced that Alan Kessman, Chairman, President and Chief Executive Officer of Executone, intends to retire from the management of the day to day operations of the Company. Mr. Kessman will remain as a member of the Board of Directors of Executone and will remain in his current position until his successor is selected. The search firm of Spencer Stuart is currently conducting a search for a new chief executive officer for the Company.

        The Company currently has three primary business units: computer telephony, healthcare communications and its subsidiary UniStar, which is engaged in the management of telephone and Internet-based national lotteries. In December 1997 the Board of Directors of the Company appointed a Special Committee consisting of Messrs. Blau, Moore and Rosenbloom to analyze the possibility of a separation of the business of UniStar from the other businesses of the Company. The Company hired Furman Selz LLC to advise the Company as to certain financing and corporate restructuring options that may be available to the Company to increase shareholder value and aid the fuller development of Executone's various business units. The Company believed that the then current market price of the Common Stock did not fairly recognize the potential of its computer telephony and healthcare communications businesses or the growth potential of UniStar. Furman Selz's engagement was to determine how these potential values may be better recognized and whether each of the Company's primary business units should remain a part of the consolidated entity, become a stand-alone company, or be sold to a third party.

        Based upon the recommendation of the Special Committee, the Board of Directors has determined that it is in the best interests of the shareholders to separate the business of the Company's UniStar subsidiary from the operations of its computer telephony and healthcare communications businesses. The Company expects, subject to completion of further analysis and receipt of necessary approvals, that the separation would be effected through a taxable distribution to shareholders later this year.

Overview of Business and Strategy

        The Company's revenues are derived primarily from product sales to distributors, direct sales of healthcare communications, and direct sales to national accounts and government customers. The Company also derives revenue from installations, additions, changes, upgrades or relocation of previously installed systems, maintenance contracts, and service charges to the existing base of healthcare, national account and government customers. The Company's products and services are marketed and sold through a national network of independent distributors and Company direct sales and service employees.

        The Company's Computer Telephony business offers value-added products and services to the small to medium-sized business customer. The Company's integrated digital telephone systems emphasize flexible software applications, such as data switching and computer telephone interface, designed to enhance the customer's ability to communicate, obtain and manage information. The Company's telephone systems provide the platform for its other voice and data software applications, such as automatic call distribution. Its sophisticated call center management products integrate a computerized digital telephone system platform with high-volume inbound, outbound and internal call processing systems, including automatic call distribution systems, predictive dialing systems, and scripting software to assist agents handling calls.

        The Company's Healthcare Communications business provides to its healthcare facility customers nurse and patient communication systems, the INFOSTAR/ILS infrared locator system, and integration of voice and data between such systems, telephone systems and hospital information systems, resulting in increased productivity, flexibility and efficiency in hospital operations, and improved patient care. Executone has been a recognized name in this market for many years with its LIFESAVER and CARE/COM II-E nurse call systems. The Company markets software applications specific to hospital and nursing homes to help resolve other labor intensive tasks.

        On December 19, 1995, the Company acquired 100% of the common stock of Unistar Gaming Corp., a Delaware corporation ("Unistar Gaming"). Unistar Gaming's subsidiary, UniStar, has an exclusive five-year contract ending January 2003 to design, develop, finance, and manage the Lottery, a national lottery authorized by federal law and by a compact between the State of Idaho and the Coeur d'Alene Tribe. UniStar provides development and management of the software, network design and call center applications for the Lottery's operations. In return for providing these management services, UniStar will be paid a fee equal to 30% of the profits of the Lottery. The Lottery has commenced operations but is not yet profitable.

         The Internet and telephone operations of the Lottery are the subject of three pending legal proceedings. There are significant market, political and legal risks associated with the development of the Lottery. See "LEGAL PROCEEDINGS" and UNISTAR BUSINESS -- Government Regulation and Legislation." The Company believes there is a national market for the Lottery based upon research into the experience of other national lotteries and the growth of the overall lottery market. However, there is no assurance that there will be acceptance of a telephone or Internet lottery. Based upon opinions from outside legal counsel, the Company also believes that favorable legal decisions rendered by the Coeur d'Alene Tribal Court and the Tribal Appellate Court will be affirmed by the Idaho federal court. The Company believes that the pending Missouri and Wisconsin cases will have similar favorable outcomes. However, there is no assurance of such legal outcomes. In the event that the Lottery does not attain the level of market acceptance anticipated by the Company or if the outcome of the pending lawsuits is adverse, the Company would have to reevaluate its investment in UniStar.

COMPUTER  TELEPHONY BUSINESS

Computer Telephony Products

        The Company develops and distributes a complete line of computer telephony (CT) products that the Company believes are easy to install, easy to maintain and easy to use, and that create visible value for its customers. Products include PBXs, call center management products, standards-compliant CT applications, standalone and LAN-based applications, and wireless communications. Markets for the Company's products range from small- to medium-sized businesses, to call centers and national and government organizations. The Company's telephone systems are characterized by flexible software and a hardware design that makes them readily adaptable to evolving technology and customer requirements. The Company attributes the market acceptance of its systems to standards-based, cost-effective design and the sophistication of its software options.

        The Company's CT products include an integrated automated attendant feature to answer and transfer calls quickly and efficiently without operator intervention. The Integrated Operator Terminal has management reports capabilities to permit the monitoring of calls and improve the efficiency of directing calls to the appropriate extensions. The systems also support sophisticated call center and healthcare applications, and the Company's Integrated Locator System. The Company's LAN Card allows users access to their organization's network, to manage the systems through their desktop PCs.

        The Company has introduced a portfolio of products fully compliant with the latest industry standards (TAPI, TSAPI, CSTA) and incorporating the most advanced elements of computer telephony integration. The TAPI telephones support any desktop application using the TAPI standard for computer-telephone integration. Unified Messaging and Voice Activated Speed Dial further increase productivity by speeding the calling process.

        The Company also offers a voice mail system that can be integrated with the IDS telephone systems and with telephone systems manufactured by others. The INFOSTAR/VX3 voice mail system receives, records, stores, distributes, transfers and replays messages from both external and internal callers and can supplement other call center systems. In 1996 the Company introduced the INFOSTAR/VXC Voice Exchange Card, a complete voice processing system built on a card that integrates directly into the IDS switch, eliminating the need for a standalone voice mail system.

        The Company recently introduced the Eclipse CT server platform, a centerpiece software package that enables Executone's advanced CT applications to run on all Executone configurations, from 16 to 648 stations. The Company's latest achievement in call processing, the Ultimate Operator, takes the operator's console to a new level by delivering superior call handling and reporting capabilities in a Microsoft Windows'r' environment. The Company has also recently introduced NSS, a computer telephony networking solution that connects multiple phone systems into a single, feature-rich network, improving communications across multi-location organizations.

        The Company's call center management products can be integrated with the Company's computer telephone systems and with each other to provide large-volume inbound, outbound and internal call management. Computer-telephone integration ("CTI") technology integrates the call processing function with information in a customer's computer database. Primarily used by large incoming call centers to automatically identify incoming callers and by outbound centers to contact and provide records of contacts, CTI limits the amount of time that an agent spends contacting or identifying the caller, thereby providing better customer service, reducing the number of required agents and reducing telephone line and transmission expense.

        The Company recently developed a promising call center application for Internet Telephony using VocalTec's Surf&Call'tm' software in conjunction with VocalTec's Telephony Gateway'tm', which allows an Internet user, with a simple point-and-click, to actually speak to a live call center agent over the Internet, without disrupting their "surfing" session. The Company also recently introduced its Sentinel application, a server-based computer telephony software application that provides call center supervisors with the ability to manage from a single desktop. By providing data in a modern Windows'r' NT-based interface, the Sentinel product eliminates the need for multiple PCs at the supervisor workstation.

        The INFOSTAR/Predictive Dialer is an automated call system designed to boost productivity in outbound call centers. The system integrates telephone, data collection and transaction processing functions for those customers who require high volume contact by telephone to transact business, such as sales, credit and collections, blood banks and fund-raising. Working with the host computer and the IDS'tm' telephone system platform, the dialer automatically dials telephone numbers pulled from the host computer database and detects "live" calls. Available representatives receive these calls and, through CTI, can view screen information about the customer from the database immediately after the customer answers the phone. The system predicts the availability of agents in order to reduce abandoned calls and increase agent productivity, and reduces agent contact with busy signals, no answers, wrong numbers and answering machines. Management reports provide instant and historical feedback on call distribution, list management, data input integrity and file maintenance. Scripting software allows the call center to create a script to guide its agents through various call scenarios and prompt the input of desired information.

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

        In 1997, the Company signed an agreement to distribute Active Voice Corporation's line of voice processing and unified messaging products. Also in 1997, the Company signed an agreement with Dialogic Corporation pursuant to which the parties expect to develop the industry's first completely open business communications platform with full PBX functionality.

Computer Telephony Sales and Marketing

        The Company's computer telephony distribution network consists of (1) domestic independent distributors with approximately 186 locations operating under exclusive and nonexclusive agreements throughout the United States and Canada; (2) a National Accounts group that uses the sales, installation, service and support capabilities of direct employees and the distribution network to serve multiple offices and departments of companies; (3) a Government Systems group that uses the distribution network to serve offices of federal, state and local government agencies; and (4) 7 independent distributors operating in 6 other foreign countries.

        For those distributors that have exclusive distribution rights for specified computer telephony products, retention of such rights is subject to satisfaction of established criteria for sales and service to customers on an ongoing basis. The divesting of or acquisition of customer bases to or from distributors in specific geographic territories may occur in the normal course of the Company's business.

        The Company's National Accounts group provides uniformity in pricing, coordination, installation, billing and service for National Accounts customers such as Airborne Express, W. W. Grainger, Bridgestone/Firestone, PetsMart and Management Recruiters-Sales Consultants. The National Accounts division coordinates the sales, installation, service and support functions of independent sales offices to serve the multiple offices and departments of large multi-site companies that seek out-sourced solutions.

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

        Sales to Claricom, Inc. ("Claricom"), the Company's largest distributor, decreased by $16 million in 1997 compared to 1996. The reduced level of sales to Claricom had a significant impact on the financial results for 1997. Effective April 1, 1998, Claricom became a non-exclusive distributor of the Company's products in all parts of its territory. It is the Company's intention to supplement sales in the Claricom territories with additional distribution. The Company has identified other distributors to sell the Company's products in certain parts of Claricom's territory, which over time will give the Company the ability to increase revenues by adding alternative distribution in Claricom's territories.

        Since Claricom accounted for more than 10% of the Company's revenues in 1997 and is expected to continue to represent a large portion of the Company's revenues, the reduction of sales to Claricom could have a material adverse effect on the Company if the Company could not supplement the shipments to the Claricom territories with other alternative distribution. The Company believes that within a reasonable period of time it can establish alternative distribution channels in Claricom's major markets to supplement the reduced volume from Claricom. However, the Company cannot state with certainty when, or the extent to which, such alternative distribution arrangements will be completed or their effect on revenues.

        Backlog of the telephony business consists primarily of products that have been ordered and that will be shipped or installed within 30 to 60 days of the order (other than call center orders, which have a longer lead time), or systems the installation of which is not yet required by the customer. Backlog as of December 31, 1997, was $10,814,000 compared to $12,921,000 at December 31, 1996, and the Company expects virtually all of such backlog to be filled within the current fiscal year.

Computer Telephony Competition

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

        The Company has not penetrated a significant portion of the call center market. Principal competitors are EIS, Davox, Mosaix and Melita.

        The Company competes by offering a full array of integrated telecommunication products and services to its customers. The Company also competes on the basis of the quality of its products, its customer service, nationwide distribution and installation, and price.

HEALTHCARE COMMUNICATIONS BUSINESS

Healthcare Communication Products

        The Company develops, manufactures, markets and services a line of specialized internal communications systems that are used primarily in the healthcare industry. These internal communications systems are microprocessor-based patient-to-staff and staff-to-staff communication systems, locator systems, intercoms, paging and sound equipment, and room status indicators.

Patient Communication Systems

        The INFOSTAR/HCP Healthcare Communications Platform is a communications solution dedicated to a single platform for complete systems integration. The HCP platform is the building block allowing for shared resources resulting in cost efficiencies. It provides a single, digital communication fabric to facilitate patient-staff calls and staff-staff calls. It improves efficiency through the integration of Executone's full product line which includes LifeSaver, CareCom II-E, INFOSTAR/ILS, PRS, TeleSearch and StatLink.

        Nurse Call Systems. The Company's LifeSaver nurse call system is a fully software-driven, digital nurse call system. The LifeSaver system is a state-of-the-art communications network that provides routine and emergency signaling, voice communications and data transmission. The nurse console offers menu-driven functions and step-by-step user prompts. The system is highly flexible, offering many programmable features that allow customization of its operations to the hospital's needs. A single system can serve more than 300 patient beds (150 rooms) and up to eight nurse control stations, and up to eight systems can be networked for centralized operation. The LifeSaver system integrates voice and data in one PC - based system. With the capability to answer calls right from the patient's bedside, this system can dramatically increase the efficiency of the nursing staff, reduce clerical activity and improve the quality of care delivered to the patient.

        The CARE/COM II-E nurse call system brings the benefits of a totally integrated digital communications system to the healthcare market on the Company's IDS digital platform. The CARE/COM lI-E system provides two-way patient-to-staff and staff-to-staff voice communication on an automatic three-level call priority basis. Its two-way voice and tone signal capability, emergency signaling and sophisticated features facilitate easy handling of all calls. This new system can currently support 72 patient stations per system, with the ability to integrate three systems together and support 216 patient stations. A five-line LCD display Nurse Control Station allows simple call processing and system operation. The system is highly flexible to meet the individually defined needs of today's hospitals and long-term care facilities.

        INFOSTAR/PRS Patient Reporting System. The Healthcare Communications group also markets the INFOSTAR /PRS patient reporting system, an automated voice storage system that allows the efficient transfer of patient information between nurses. Nurses dictate patient information into a report "patient file" using the telephone, like a voice-mail system. Nurses can listen to reports on their patients, record reports at convenient times and leave messages for other nurses, groups or staff members. Patient reports are password-protected for confidentiality and admission, and discharge and transfer information are also supported. The system uses standard telephone instruments and provides full voice messaging capability. The INFOSTAR/PRS system reduces report time, provides continuity at shift changes, and improves report quality.

        Wireless Telephone Systems. The Healthcare Communications group currently distributes the Monarch and the Ericsson Freeset wireless telephones. The Monarch telephones utilize PCS (personal communication systems) technology, which is an in-building wireless communications tool that provides cellular-like mobility to a facility without expensive airtime charges. The Monarch system operates on the 1.9GHz U-PCS bandwidth set aside by the Federal Communications Commission ("FCC") strictly for personal communications use which means the signal will not cause interference to or be interfered with by conventional telemetry equipment. The Monarch system is capable of supporting two base station antennas providing a coverage area of over 250,000 square feet in a typical office environment, up to 32 handsets, and up to 16 simultaneous conversations. The Ericsson Freeset system is an in-building wireless communications system which operates on the 900MHz bandwidth. Its low power output (.75mW) makes it ideal for the healthcare environment, which is very sensitive to high power devices such as cellular telephones and 2-way radios that may interfere with vital telemetry equipment. The Freeset system is extremely flexible in providing complete coverage over a large area based on its ability to add as many base stations as necessary to provide coverage. The system can grow to support up to 1,500 handsets, making it the system of choice for large installations. These wireless systems can be integrated with nurse call systems and locator systems offered by the Healthcare business.

        INFOSTAR/Statlink System. The INFOSTAR/StatLink product is designed to provide call management and integration of EXECUTONE nurse call systems to wireless telephones, pager devices and extension numbers. INFOSTAR/StatLink has the flexibility to modify patient call flow based on the specific requirements of the healthcare facility. Calls can be routed on a 4-level priority basis to any extension, telephone or site pager configured in the database. The system is a communications solution that can be integrated with any PBX. Patient priorities and requests can be managed more efficiently and calls can be completed on a more timely basis with less strain on the staff and patients.

Resource Management Systems

        INFOSTAR/ILS Locator Systems. The INFOSTAR/ILS locator system is an infrared based wireless locating system that allows users to find staff, patients and equipment quickly and easily via LAN-based PC's, EXECUTONE display telephones, EXECUTONE nurse communication systems, or any other touch tone telephone inside or outside the healthcare facility. The ILS is an integrated system using infrared transmitter badges to communicate location data to sensors installed throughout a facility. Each person or piece of equipment wears an individually coded badge that transmits infrared signals to sensors placed throughout the facility, which forward the location information to a central processing unit. The badges transmit regularly at user-programmed intervals and can be worn by staff personnel or attached to equipment. The location data is collected by the sensors and forwarded to a central processing unit that organizes the data so it can be accessed at one or more display stations. The display of staff and equipment location information can be in the form of a list or in the form of a map of the facility using icons. The display can be filtered to show only particular staff members, groups of personnel, particular pieces of equipment or groups of equipment. The system can be integrated with either the IDS telephone systems, allowing the activation of features and display of information on the telephone set, or the Company's nurse call systems, allowing the activation of features and display of information at the nurse control station and patient stations. The ILS system can also be integrated to other manufacturers' PBXs. The ILS system is also marketed by the Computer Telephony sales channels for office environments.

        INFOSTAR/EPS System. The INFOSTAR/EPS Events Processing System collects information from the ILS locator system and generates "alarms" that signal personnel that a user defined parameter has been exceeded. The system associates the data to logical, workable and productive real time data for a customer's employees and assets. Specific applications include: door monitoring, wandering patient alert, staff presence indicators, badge button press (staff assist or emergency assist), asset management and equipment tracking. The system is completely programmable, which allows customers to determine which applications will best fit their needs.

        INFOSTAR/VLS System. The INFOSTAR/VLS Voice Locator System integrates with the PBX telephone system and enables facilities with EXECUTONE or non-EXECUTONE PBX's or callers from outside the facility to locate people and assets, and either connect the call to the nearest phone, transfer to voice mail or obtain information about others persons presently in the location.

Software Systems

        InfoSTAT. The INFOSTAR/InfoSTAT product is a software package intended for use in emergency departments to provide complete communication of real time events and data. Used as a daily operational tool, the InfoSTAT system provides emergency staff with priority data and conditions affecting the department. InfoSTAT means the end of the archaic "grease board". A flashing color shows which patients have been "waiting too long" or "who is next". InfoSTAT provides the speed, flexibility and efficiency that only comes with a computerized system. Staff can check at a glance the status of treatment rooms, room and bed assignments, hospital staff assignment and location, and patient status and location. InfoSTAT is customized for each hospital and integrates with a facility's existing administrative software such as ADT systems.

        ReportStar. The ReportStar feature for Microsoft Windows 95 is a management reporting package which is designed to provide healthcare managers with information generated from data collected by the EXECUTONE HCP Healthcare Platform, LifeSaver, CARE/COM II-E and INFOSTAR/ILS locator systems. ReportStar for Windows 95 is an Oracle-based program which provides users with 6 different reports that can be viewed on screen, printed as needed or scheduled to run on any predetermined schedule. Users can select the details of the desired report from a simple screen which was designed with a graphical user interface to make it easy for staff to access.

Healthcare Sales and Marketing

        The Company's healthcare communications distribution network consists of
(1) domestic independent distributors with approximately 81 locations operating under exclusive and nonexclusive agreements throughout the United States; (2) 200 direct healthcare sales and service employees in the United States; (3) the Government Systems group, which uses the distribution network to serve healthcare customers who are federal, state and local government agencies; and
(4) 16 independent distributors operating in 12 foreign countries.

        Distributors of the Company's healthcare communications products are required to meet established criteria for sales and service to customers on an ongoing basis.

        No customer of the healthcare business accounts for 10% or more of its revenue.

        Healthcare backlog consists primarily of products that have been ordered and that will be shipped or installed within 180 days of the order or systems the installation of which is not yet required by the customer. Healthcare order backlog as of December 31, 1997, was $14,601,000 compared to $9,583,000 at December 31, 1996, and the Company expects virtually all of such healthcare backlog to be filled within the current fiscal year.

        The Company's principal competitors in healthcare communications are Hill-Rom Company, DuKane and Rauland-Borg. The Company believes it has a strong competitive position in nurse call and locator products.

        The Company competes by offering innovative integrated healthcare communications products and services to its customers. The Company also competes on the basis of the quality of its products, its customer service, nationwide distribution and installation, and price.

TELEPHONY AND HEALTHCARE OPERATIONS

Product Development and Engineering

        As of December 31, 1997, the Company employed approximately 100 individuals engaged in computer telephony and healthcare product design and development. The Company's product development program is designed to anticipate and respond to customer needs through development of new products and enhancement of existing products. During 1997, the Company's engineering efforts focused on applications-oriented software products, including new releases of computer telephony and healthcare communications software. The Company continually strives to reduce production costs by incorporating new technology into its design and manufacturing operations. For the years ended December 31, 1997, 1996, and 1995, Company-sponsored product development and engineering expenditures (including product management and testing) amounted to approximately $12.8 million, $13.8 million, and $14.7 million, respectively.

Manufacturing

        Most of the Company's telephone products are manufactured by Wong's Electronics Company, Ltd. ("Wong's") in Malaysia, by Quality Telecommunication Products, also referred to as Compania Dominicana de Telefonos ("Codetel"), in the Dominican Republic, and by the Company directly in Poway, California. Many of the printed circuit boards for the Company's products are manufactured, and many products are assembled into systems and system components, in the United States.

        The Company's Manufacturing Services Agreement with Wong's currently expires in February 1999 but is automatically extended each year for an additional one-year term unless either party gives notice of termination three months prior to expiration of the current term. The contract may be terminated earlier by either party in the event of a material breach by the other party.

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

Product Maintenance

        Executone warrants parts and labor on its telephone and healthcare systems, typically for one year, and provides maintenance and service after warranty expiration either on a contract or time and materials basis. Most of the Company's products are repaired at its repair facility located in Poway, California.

Trademarks, Patents and Copyrights

        Management believes that the continued success of Executone is dependent upon the ability to design, develop and market new products and new or enhanced applications. The patentability of such new products or applications is evaluated and patent applications are filed where necessary to protect unique developments. The Company currently holds 14 utility patents, expiring at various times between 2006 and 2017, has six U.S. patent applications pending, and six patent applications pending in several foreign countries.

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

        Certain of the telephony and healthcare products incorporate technology and software licensed from independent third parties. Generally, these licenses require payment of a royalty for each system sold that incorporates the licensed technology or require that the Company purchase the product from the licensor.

Government Regulation

        Many of the Company's telephony and healthcare systems are designed to be connected to the public telecommunications network and as such are required to comply with certain rules of the FCC pertaining to telecommunications equipment. The Company has not experienced any material adverse effect on its business or operations as a result of such regulation and compliance.

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

        To the extent the Company markets its telephony and healthcare products internationally, it is required to comply with applicable foreign law, including certification of its products by appropriate government regulatory organizations.

Employees

        As of March 1, 1998, Executone employed approximately 700 persons, directly and through its subsidiaries. Less than 3% of the employees of the Company and its subsidiaries are represented by unions, all of which employees are represented by the International Brotherhood of Electrical Workers. Management believes that the Company's relations with its employees are good.

UNISTAR BUSINESS

UniStar History

        On December 19, 1995, the Company acquired 100% of the common stock of Unistar Gaming. Unistar Gaming's subsidiary, UniStar, has an exclusive five-year contract ending January 2003 to design, develop, finance, and manage the Lottery, a national lottery authorized by federal law and by a compact between the State of Idaho and the Coeur d'Alene Tribe. UniStar provides development and management of the software, network design and call center applications for the Lottery's operations. In return for providing these management services, the Tribe has agreed to pay UniStar a fee equal to 30% of the profits of the Lottery. The Lottery has commenced operations but is not yet profitable. In an attempt to block the Lottery, certain states filed letters under 18 U.S.C.
Section 1084 to prevent the long-distance carriers from providing toll-free telephone service to the Lottery and the States of Missouri and Wisconsin have filed suit against the Lottery. See "Legal Proceedings."

        The Tribe's initial plan was to establish a telephone lottery that could be played by any individual of majority age, residing in one of the 36 states or the District of Columbia that currently operates a state-run lottery. It was originally contemplated that customers would call an "800" number and ticket purchases would be processed with interactive voice response equipment or live agents in a call center located on the Tribe's Reservation in Idaho. The call center would use ACD (automated call distribution) software to process nationwide lottery sales.

        After the Company's purchase of UniStar, the Lottery business plan evolved, in response to legal challenges, to encompass Internet-based instant lottery games, and, as of January 1998, a local, non-toll-free telephone and Internet-accessible weekly draw lottery. The Company has made a significant investment in UniStar, which initially created 8% stock dilution to the Company's shareholders, and since the purchase has invested additional cash to develop the software and hardware system, build the Lottery building, fund the legal and lobbying efforts, commence the marketing and advertising campaigns, and pay other costs related to the project.

UniStar Sales and Marketing

        The US Lottery began test marketing its Instant ticket games on the Internet in July 1997. Through December 31, 1997, the US Lottery generated revenues of $1.5 million. On January 20, 1998 the US Lottery launched its first draw game, the "Super6". Tickets for the Super6 can be purchased either over the Internet or by telephone. As of March 31, 1998, the registered customer base of the US Lottery (including the instant and the weekly games) was approximately 21,000 established accounts with about 3,000 active players. Initially, UniStar's marketing efforts for the Lottery were confined to Internet links and advertising on gaming-related Internet sites and on general search engines. UniStar began direct mail advertising for the Tribe's instant US Lottery games in November 1997. Local print and radio advertising promoting the new weekly draw Lottery game began on a limited basis in a few small markets in January 1998. Lottery revenues were $537,000 and $1,196,000 for the quarters ending September 30, 1997 and December 31, 1997 respectively.

         Due to advertising, professional fees and other startup costs, the Lottery has yet to generate a profit. As a result, UniStar has not recognized any revenue as of December 31, 1997.

        In addition to the legal risks, there are market risks associated with the development of the Lottery. The Company believes there is a national market for the Lottery based upon research into the experience of other national lotteries and the growth of the overall lottery market. However, there is no assurance that there will be acceptance of a telephone or Internet lottery. In the event that the telephone and Internet Lottery games do not attain the level of market acceptance anticipated by the Company, the Company would have to reevaluate its investment in UniStar.

UniStar Product Development

        During 1997, UniStar contracted with third parties for software development and system architecture for the Internet and telephone-based Lottery. The architecture of the Internet-based Lottery, particularly the business system, data base structure and the banking interface, was completed in 1997 for the Tribe's Internet instant games and was a critical building block in UniStar's further development of the telephone-based Lottery that the Tribe launched in January 1998.

        The Lottery product portfolio consists of two product lines - instant lottery games and draw lottery games. Instant games are modeled after state lottery "scratch off" instant tickets. The instant game product line includes Lotto, Bingo and Classic "scratch off" lottery games. The Lottery currently offers four live instant games and five instant games in a "demo" mode only. The "demo" only games are scheduled to go live in the second quarter of 1998.

        The draw product line consists of the Super6 draw lottery where tickets are available both by telephone or over the Internet. The Super6 offers a jackpot prize of $1,000,000 which will grow as the prize pool grows. Drawings are held Tuesdays at 1:00PM Pacific Time. The Lottery expects to announce
"Pick 3" and "Powerball" type games later in 1998.

Patents, Trademarks, and Copyrights

        Management believes that the success of the Lottery, and therefore at least initially of UniStar, is dependent upon the ability to design, develop and market new products and new or enhanced applications. The patentability of such new products or applications is evaluated and patent applications are filed where necessary to protect unique developments. UniStar currently has two U.S. patent applications pending.

        UniStar has registered or applied to register its trademarks when it believes registration to be important to its ongoing business operations. The Company also generally claims copyright protection for its software used in connection with the Lottery and relies upon trade secret, contract and copyright laws to protect its proprietary rights in its software, designs and documentation.

        Certain of the Lottery products incorporate technology and software licensed by UniStar from independent third parties. Generally, these licenses have required payment of a license fee for the licensed technology.

Competition

        UniStar has little competition in the development and management of authorized Indian gaming enterprises. The broader area of gaming entertainment is highly competitive. The market is served by the States through state-sponsored lotteries and by many domestic and foreign gaming companies, including several large land-based casino companies. All of these competitors have substantially more capital, and therefore more technology and marketing resources, than UniStar or the Company.

Government Regulation and Legislation

        The Lottery developed and managed by UniStar for the Tribe is authorized under the federal Indian Gaming Regulatory Act of 1988 ("IGRA"). In managing the Lottery, UniStar must observe all laws and regulations applicable to the Lottery. IGRA defined three classes of Indian gaming. IGRA established the jurisdictional and regulatory control for each class and created the National Indian Gaming Commission (the "NIGC") to enforce the provisions of IGRA. Lotteries are defined as Class III gaming. Class III gaming is governed by the terms of the Tribe/State compact and the rules and regulations of the NIGC. The Lottery is also governed by the rules and policies promulgated by the Coeur d'Alene Tribal Council.

        In 1992, the Coeur d'Alene Tribe signed a Compact with the State of Idaho (the "Compact"). The Compact specifically provides for the conduct of the Lottery games. The Compact was approved by the Secretary of the Interior on February 5, 1993 and notice thereof was published in the Federal Register. The Tribe entered into a management agreement with UniStar for the conduct of the Lottery. The Chairman of the NIGC approved the management contract and the amendments thereto as required by law. By resolution, the Tribe has authorized the Lottery to be conducted under the management agreement. The Coeur d'Alene Tribe has complied with IGRA and all other applicable rules, regulations and laws.

        It is the opinion of the Tribe and UniStar that state anti-gambling laws and regulations are not applicable to the Lottery because the entire subject of Indian gaming is governed by federal law and therefore state laws and regulations are preempted by IGRA. See "Legal Proceedings."

        The employees of the Lottery undergo extensive background checks including fingerprinting which is sent to the Federal Bureau of Investigation. The Lottery also has made and will continue to make reasonable efforts to address the issue of problem gambling and to prevent participation by minors. To attempt to address problem gamblers, the Lottery has voluntarily established a credit limit of $500 per month. The system requires each user to have a credit card. To prevent access by minors, the Lottery matches the address provided on the application to the credit card before allowing access. When verification of the account is sent to the lawful credit card holder, any unlawful access by a minor should be detected and end. The Lottery also regularly runs match tests between its database of social security numbers and other databases available to determine the age ranges of the holders by generic number sequences. The Lottery mails all correspondence to the person and address associated with the credit card so if a minor was playing, the adult would still be the person receiving the correspondence. Winnings are paid only by a check issued and mailed directly to the person and mailing address on the account.

        Senate Bill 474 offered by Senator Jon Kyl (the "Kyl Bill") seeks to amend 18 U.S.C. Sections 1081 and 1084, which currently prohibit the interstate transmission of bets and wagers on sporting events and contests. The Kyl Bill would remove the current limitation to sporting bets and wagers and extend Sections 1081 and 1084 to virtually all forms of bets and wagers, as well as to lotteries and other gaming, in an attempt to prohibit all gaming conducted over the telephone and the Internet. The Kyl bill was proposed in 1997 but was not voted on by the full Senate. There is a similar bill pending in the House of Representatives. There is currently no exception in any of the proposed bills for gaming conducted by an Indian tribe that is authorized by IGRA. The Company is supporting efforts to have such an exception included in the bill. The Kyl Bill and the House counterpart seek to prohibit the activities of the Lottery and the activities of UniStar in managing the Lottery, which would have a material adverse effect on UniStar's business.

Employees

        As of March 1, 1998, UniStar employed three general and administrative management employees, not including the customer service and technical employees employed by the Lottery, none of whom are represented by unions.

ITEM 2.    PROPERTIES

        Executone's principal offices are located in a leased facility in Milford, Connecticut. The Company has warehouse, manufacturing and distribution facilities in Poway, California. As of December 31, 1997, the Company leased 8 facilities in the United States with an aggregate of approximately 283,000 square feet for its ongoing operations. The current annual rent for the Company's leased facilities is approximately $3.2 million. The Company also subleases from Claricom small areas of 31 former district sales offices, aggregating approximately 24,000 square feet, for use by sales and technical employees for approximately $600,000 per year. The Company has one facility totaling approximately 14,000 square feet of space that is no longer used in ongoing operations and is subleased.

        The Company believes its facilities are adequate and generally suitable for its business requirements at the present time and for the immediate future. The following is a brief description of the primary facilities of the Company.

Use                                  Location                 Approximate  Size
---                                  --------                 -----------------
Corporate Headquarters          Milford, Connecticut               150,000
and Research, Development                                        square feet
and Engineering Facility

Distribution, Production &       Poway, California                 112,000
Repair Center and Warehouse                                      square feet

Other, including warehouses    Milford, Connecticut                 45,000
and subleased office space     and various locations             square feet


ITEM 3.    LEGAL PROCEEDINGS

        On October 16, 1995, the Coeur d'Alene Tribe filed an action entitled Coeur d'Alene Tribe v. AT&T Corp. in the Tribal Court, located in Plummer, Idaho (Case No. C195-097), requesting a ruling that the Tribe's Lottery to be developed and managed by the Company's UniStar subsidiary is legal under IGRA, that IGRA preempts state laws on the subject of Indian gaming, that Section 1084 is inapplicable and that therefore the states lack authority to issue Section 1084 notification letters to any carrier, and an injunction preventing AT&T from refusing to provide telephone service to the Lottery. This action was necessary because several network carriers have been sent Section 1084 letters by states opposed to the Lottery. These letters state that the Lottery is illegal under state and federal laws and prohibit the interstate carriers from carrying "800 number" network traffic for the Lottery. Although in January 1998 the Tribe began to offer a weekly draw Lottery for which tickets could be purchased over the telephone, it has done so using a local telephone number, meaning that the Lottery's customers must pay toll charges for each call. The use of an "800" number for lottery ticket sales may not begin until resolution of this proceeding and agreement of a network carrier to carry the network traffic of the Lottery. On February 28, 1996, the Tribal Court ruled (i) that all requirements of IGRA have been satisfied, (ii) that Section 1084 is inapplicable and the states lack jurisdiction to interfere with the Lottery, and (iii) that AT&T cannot refuse service to the Lottery based upon Section 1084, an allegation that the Lottery is in violation of IGRA or the federal anti-lottery statutes. This ruling and a related order dated May 1, 1996 were subsequently appealed to the Tribal Appellate Court, which on July 2, 1997 affirmed the lower Tribal Court's May 1, 1996 ruling and analysis upholding the

Tribe's right to conduct the telephone Lottery. On August 22, 1997, AT&T filed a complaint for declaratory judgment against the Tribe in the U.S. District Court for the District of Idaho, to obtain a federal court ruling on the validity and enforceability of the Tribal Court ruling. The Tribe has answered the complaint. In March 1998, the attorneys general of nineteen states filed a motion for permission to submit a brief as amicus curiae in the case with respect to the Tribal Court's interpretation of IGRA and in support of the position taken by AT&T.

        On May 28, 1997, the Attorney General of the State of Missouri brought an action in the Circuit Court of Jackson County, Missouri, against the Coeur d'Alene Tribe and UniStar seeking to enjoin the Lottery games offered by the Tribe over the Internet and managed by UniStar. The complaint also sought civil penalties, attorneys fees and court costs. The complaint alleges that the Lottery violates Missouri anti-gambling laws and that the marketing of the games violates the state's Merchandising Practices Act. UniStar and the Tribe removed the case to the U.S. District Court for the Western District of Missouri, which denied the State's subsequent motion to remand back to the state court. The court also subsequently granted a motion to dismiss the Tribe from this case based on sovereign immunity. The court denied a motion to dismiss UniStar based on sovereign immunity, although the court indicated it might reconsider that decision. UniStar filed a motion for reconsideration of its motion for dismissal. The State of Missouri has filed a notice of appeal evidencing its intent to appeal to the Eighth Circuit Court of Appeals the dismissal of the Tribe.

        On January 28, 1998, the State of Missouri sought to dismiss voluntarily the existing federal case against UniStar and the next day filed a new action against the Company, UniStar and two tribal officials, with essentially the same allegations, in state court. The State obtained a temporary restraining order from a state judge against the Company, UniStar, and two officials of CDA enjoining the marketing of the Internet and telephone Lottery in the State of Missouri. On February 5, 1998, the U. S. District Court for the Eastern District of Missouri ruled that this second case also should be heard in federal court, transferred the second case to the Western District of Missouri where the original case had been filed, and dissolved the state court's temporary restraining order, effective February 9, 1998. A motion to dismiss the second case based on the sovereign immunity of all the defendants and a motion to abstain in favor of the jurisdiction of the Coeur d'Alene Tribal Court are pending. The State of Missouri has filed a notice of appeal evidencing its intent to appeal the denial of its motion to remand the case to state court or, in the alternative, to grant a preliminary injunction.

        On September 15, 1997, the State of Wisconsin, by its Attorney General, filed an action in the Wisconsin State Circuit Court for Dane County against the Company, UniStar and the Coeur d'Alene Tribe, to permanently enjoin the US Lottery offered by the Tribe on the Internet. The complaint alleges that the offering of the US Lottery violates Wisconsin anti-gambling laws and that legality of the US Lottery has been misrepresented to Wisconsin residents in violation of state law. In addition to an injunction, the suit seeks restitution, civil penalties, attorneys' fees and court costs. The Company, UniStar and the Tribe have removed the case to the U. S. District Court in Wisconsin. On February 18, 1998, the District Court dismissed the Tribe from the case based on sovereign immunity and dismissed Executone based on the State's failure to state a claim against Executone. Motions to dismiss the case against UniStar were denied. UniStar has filed a notice of appeal evidencing its intent to appeal to the Seventh Circuit Court of Appeals the denial of its motion to dismiss.

        The Company has been advised by its outside counsel, Hunton & Williams, that based upon such firm's review of the applicable statutes, regulations and case law, it believes that the Lottery is authorized under IGRA and that the favorable rulings issued by the Coeur d'Alene Tribal Court on February 28 and May 1, 1996 and the Tribal Appellate Court on July 2, 1997 will be affirmed by the Idaho federal court. The Company believes UniStar will also prevail in the Missouri and Wisconsin lawsuits. However, there is no assurance of such legal outcomes. UniStar and the Tribe believe that the Lottery is legal and intend to defend the right of the Tribe to offer the Lottery on the Internet and via the telephone. Based on the anticipated outcome of the pending legal actions, the Company does not believe the outcome of this litigation will have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. However, the pending litigation, as well as other litigation which could be brought by states or others opposed to the Lottery, could delay or suspend certain Lottery operations, and it is impossible at this time to predict the nature or extent of any delays or suspension of operations that might occur.

        The Company currently is a named defendant in a number of other lawsuits and is a party to a number of other proceedings that have arisen in the normal course of its business. Those lawsuits and proceedings relate primarily to the collection of indebtedness owed to the Company, the performance of products sold by the Company, and various contract disputes. In the opinion of the Company, these proceedings are not expected to have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company and, to the extent they are not covered by insurance, reserves adequate to satisfy such liabilities have been established.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are as follows:

Name                        Age                     Position With Company
----                        ---                     ---------------------
Alan Kessman                 51                     Chairman of the Board,
                                                    President and
                                                    Chief Executive Officer

Michael W. Yacenda           46                     Executive Vice President and
                                                    President, UniStar Entertainment

Barbara C. Anderson          46                     Vice President, General Counsel
                                                    and Secretary

James E. Cooke III           49                     Vice President, National Accounts

Anthony R. Guarascio         44                     Vice President, Finance and Administration
                                                    and Chief Financial Officer

Israel J. Hersh              44                     Vice President,
                                                    Software Engineering

Robert W. Hopwood            54                     Vice President and Vice
                                                    President-Operations,
                                                    Unistar Entertainment

Andrew Kontomerkos           52                     Senior Vice President,
                                                    Hardware Engineering and
                                                    Production

Vic Northrup                 41                     Vice President, and
                                                    President, Computer Telephony

Frank J. Rotatori            55                     Vice President, and
                                                    President, Healthcare Communications

Shlomo Shur                  48                     Senior Vice President,
                                                    Advanced Technology


        Alan Kessman has served as Chairman and Chief Executive Officer of the Company since 1988. Prior to that, he had served as President and Chief Executive Officer of ISOETEC Communications, Inc., a predecessor of the Company ("ISOETEC"), since 1983. From 1978 to 1983, Mr. Kessman served as President of three operating subsidiaries of Rolm Corporation, and from 1981 to 1983, he served as a Corporate Vice President of Rolm Corporation, responsible for sales and service in the eastern United States. See "Recent Developments" above.

        Michael W. Yacenda has served as Executive Vice President of Executone since January 1990, and as President of UniStar since 1996. Prior to that time, he was Vice President, Finance and Chief Financial Officer of the Company from July 1988 to January 1990. He served as a Vice President of ISOETEC from 1983 to 1988. From 1974 to 1983, Mr. Yacenda was employed by Arthur Andersen & Co., a public accounting firm. Mr. Yacenda is a certified public accountant.

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

        Robert W. Hopwood has been Vice President of the Company and Vice President-Operations of its UniStar subsidiary since May 1996, and prior thereto served as Vice President, Customer Care of the Company from January 1990. From 1983 until 1990, Mr. Hopwood was the Director of Technical Operations of the Company and ISOETEC.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

        Incorporated by reference to "Stock Data" in the Registrant's 1997 Annual Report to Shareholders.

ITEM 6.    SELECTED FINANCIAL DATA

        Incorporated by reference to "Selected Financial Data" in the Registrant's 1997 Annual Report to Shareholders.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Incorporated by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1997 Annual Report to Shareholders.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Financial Statements are incorporated by reference to the Financial Statements in the Registrant's 1997 Annual Report to Shareholders. The Schedule appears at pages S-1 through S-2 of this report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following persons are currently serving as directors of the Company. Certain information regarding each director is set forth below, including each individual's principal occupation and business experience during the last five years, directorships in other public companies, and the year in which the individual was elected a director of the Company or one of its predecessor companies.

NAME                   AGE           PRINCIPAL OCCUPATION                       DIRECTOR SINCE
----                   ---           --------------------                       --------------
Alan Kessman           51            President, Chief Executive Officer,             1983
                                     and Chairman of the Company
                                     since 1988; and of one of the
                                     Company's predecessor corporations
                                     since 1983.

Louis K. Adler         62            Private Investor; President and Director,       1997
                                     Bancshares, Inc., Houston, Texas,
                                     since 1973; former director of
                                     Unistar Gaming Corporation, prior to
                                     its acquisition by the Company.
                                     Mr. Adler is also a director of Hospitality
                                     Worldwide Services, Inc.

Stanley M. Blau        60            President, The Blau Group Ltd., an              1983
                                     investment  firm; formerly Vice
                                     Chairman of the Company from 1988
                                     until 1996; and Chief Executive
                                     Officer of one of the Company's predecessor
                                     corporations, from 1987 until July 1988.

Thurston R. Moore      51            Partner, Hunton & Williams (Attorneys),         1990
                                     Richmond, Virginia, since 1981.

Richard S. Rosenbloom  65            David Sarnoff Professor of Business             1992
                                     Administration, Harvard Business School,
                                     since 1980.  Mr. Rosenbloom is a director
                                     of Arrow Electronics, Inc.

Jerry M. Seslowe       52            Managing Director of Resource Holdings          1996
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

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, and written representations that no other reports were required, during the fiscal year ended December 31, 1997, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

        Each director who does not receive other direct compensation from the Company receives an annual retainer of $10,000, payable in equal quarterly installments, plus a fee of $1,250 for each Board meeting attended, $1,250 for each three telephone conference call meetings, and $1,250 for each Committee meeting held separately from a Board meeting. In addition, each such director is granted annually an option to purchase shares of the Company's Common Stock under the terms and conditions of the Company's 1990 Directors' Stock Option Plan (the "Plan") approved by the shareholders on June 20, 1990 and amended, with the approval of the shareholders, on
 July 30, 1996.

        As of March 31, 1998, 36,000 shares had been issued upon exercise of options granted under the original terms of the Plan, options to purchase 18,000 shares of Common Stock were outstanding under the original terms of the Plan, and options to purchase an additional 132,400 shares were outstanding under the 1996 amendment to the Plan. The number of shares for which options may be granted each year are determined by reference to the Black-Scholes option pricing model to provide an option equal in value to $10,000 based upon the market price of the Common Stock at the date of grant. An aggregate of up to 250,000 shares are issuable under the Plan. Each of Messrs. Adler, Moore, Rosenbloom and Seslowe received options to purchase 13,700 shares under this Plan in 1997.

        On February 1, 1996 and July 29,1997, Jerry M. Seslowe and Louis K. Adler, respectively, were each granted warrants to purchase 25,000 shares of the Company's Common Stock at $2.63 and $2.00 per share, respectively, the closing market prices on those dates. The warrants vest ratably over a three-year period and expire on February 1, 2001 and July 29, 2002, respectively. Messrs. Seslowe and Adler received these warrants upon being elected to serve on the Company's Board of Directors.

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

                                                                       LONG-TERM COMPENSATION
                            ANNUAL COMPENSATION                        ----------------------
                                                        OTHER ANNUAL   AWARDS OF    ALL OTHER
NAME AND                             SALARY     BONUS   COMPENSATION    OPTIONS/   COMPENSATION
PRINCIPAL POSITION        YEAR        ($)        ($)        ($)          SARs(#)     ($) (1)
-----------------         -----     --------    -----   ------------   ---------   ------------
Alan Kessman               1997      400,000      -0-       -0-           -0-          9,849(2)
Chairman of the Board,     1996      400,000     63,000     -0-           -0-          9,536
President and Chief        1995      400,000      -0-       -0-           -0-         10,328
Executive Officer

Michael W. Yacenda         1997      256,000      -0-       -0-           -0-          5,997
Executive Vice President   1996      256,000     49,900     -0-           -0-          5,935
                           1995      256,000      -0-       -0-           -0-          6,353

Shlomo Shur                1997      215,700      -0-       -0-           -0-          5,233
Senior Vice President,     1996      215,700     12,393     -0-           -0-          5,192
Advanced Technology        1995      215,700      -0-       -0-           -0-          5,514

Andrew Kontomerkos         1997      214,000      -0-       -0-           -0-          5,896
Senior Vice President,     1996      214,000     12,350     -0-           -0-          5,703
Hardware Engineering       1995      214,000      -0-       -0-           -0-          5,535
and Production

Vic Northrup               1997      162,885     31,750     -0-           -0-            660
Vice President and         1996      137,837     64,375     -0-          25,000          660
President, Computer        1995      126,223     83,353     -0-           -0-            660
Telephony Division

(1) This category includes for each individual a matching contribution by the Company under the Company's 401(k) plan in the amount of $660 each for each year. This column also includes premiums paid by the Company for long-term disability and life insurance for the following individuals in the following amounts in 1997: Mr. Kessman, $9,189; Mr. Yacenda, $5,337; Mr. Shur, $4,573; and Mr. Kontomerkos, $5,236; in the following amounts in 1996: Mr. Kessman, $8,876; Mr. Yacenda, $5,275; Mr. Shur, $4,532; and Mr. Kontomerkos, $5,043;
and in the following amounts in 1995: Mr. Kessman, $9,668; Mr. Yacenda, $5,693; Mr. Shur, $4,854; and Mr. Kontomerkos, $4,875.

(2) Does not include the payment of approximately $1,300,000 accrued under Mr. Kessman's employment continuity agreement described immediately below.

EMPLOYMENT CONTINUITY AGREEMENT

        The Company and Mr. Kessman entered into an employment continuity agreement in January 1995 that provides certain benefits to Mr. Kessman in the event of the termination of Mr. Kessman's employment without cause or following a change in control in the Company, including a lump sum payment equal to 2.99 times his then current base salary plus the average of any bonuses awarded to Mr. Kessman during the two fiscal years preceding the termination of his employment. Under the terms of the agreement, a change in control includes the acquisition of beneficial ownership of 20% of the Company's voting securities by any person or group. The agreement continues through the length of Mr. Kessman's employment with the Company.

        In January 1998, Mr. Kessman announced his intention to retire from the management of the day-to-day operations of the Company. Mr. Kessman is remaining in his current position until his successor is selected.
In accordance with the diminishment of responsibility provisions of his employment continuity agreement, the Company will pay Mr.
Kessman approximately $1.3 million, which includes severance of approximately $1.1 million and continuation of certain benefits for four years. The Company will incur this cost during the first quarter of 1998. As of March 31, 1997, Mr. Kessman had indebtedness to the Company of $2.4 million relating to the Executive Stock Incentive Plan. These obligations will remain outstanding until December 2001 notwithstanding Mr. Kessman's retirement; however, during 1998 Mr. Kessman will pledge an additional 500,000 shares of Common Stock to the Company as security for the loan and guarantee and after 1998 will pay 100% of the interest accrued on the loan as it becomes due. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

OPTION GRANTS IN LAST FISCAL YEAR

       There were no grants of options made to any officers during 1997.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
        VALUES

        The following table sets forth each exercise of stock options made during the year ended December 31, 1997 by the Chief Executive Officer and the four most highly compensated other executive officers and the fiscal year-end value of unexercised options held by those individuals as of December 31, 1997. There were no exercises or holdings of stock appreciation rights by any officers during 1997, and there are no outstanding stock appreciation rights.

                                                Number of       Value of Unexercised
                                           Unexercised Options In-the Money Options at
               Shares                      at FiscalYear-End(#)  Fiscal Year-End($)(1)
             Acquired on     Value             Exercisable/          Exercisable/
Name          Exercise (#)  Realized ($)      Unexercisable         Unexercisable

Alan Kessman    10,000         $7,500           25,000/-0-             4,700/0

Michael W       26,000         23,556           32,000/-0-             6,016/0
Yacenda

Shlomo Shur     20,000         18,120           25,000/-0-             4,700/0

Andrew          15,000         13,590           20,000/-0-             3,670/0
Kontomerkos

Vic Northrup       -0-            -0-           34,108/28,036            -0/0-




         (1) Based upon the last sale price on December 31, 1997 of $2.188 per share of Common Stock.

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

4. In 1997, the Compensation Committee reviewed executive compensation data reported in a nationally recognized independent compensation survey (the "Survey") for a group of companies in the Company's industry or similar industries and of comparable size and complexity. The Committee compared the base salary and bonus levels of the Survey group to the existing salary and bonus compensation of the Company's management.

5. The Committee views the 50th percentile of the Survey data as average compensation for comparable positions and believes it is the minimum level necessary for the Company to be competitive in attracting and retaining qualified executives in its industry and geographic locations. Therefore, since 1994 the base salaries for the Chief Executive Officer and the four other highest paid executive officers have been established at approximately the 50th percentile for comparable positions in the Survey companies. In 1997, the Committee approved setting each executive's total cash compensation at approximately the median for the comparable position in the benchmark population of companies included in the Survey. As a result, the Committee approved no increase in salary for Mr. Kessman or any of the four other highest paid executive officers except one officer who was initially elected as an executive officer in 1997.

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

7. In addition to base salary and merit increases, the Compensation Committee considers incentive bonuses for its executive officers, including the Chief Executive Officer, both prospectively based upon the attainment of specific performance goals, and retrospectively based upon the Committee's discretionary judgment as to the performance during the year of the Company and its executive officers or other considerations deemed appropriate at the time. To establish 1997 bonus potential for executive officers, including the Chief Executive Officer, the Compensation Committee reviewed recommendations by the Chief Executive Officer based on data provided by the Survey. The Committee provided that each officer would be eligible for a bonus equal to a percentage of his or her salary consistent with the Survey data if certain pre-established 1997 pretax income targets or goals were achieved by the Company. Partial achievement of the pretax income goals (above 74% attainment) would result in partial bonus payments. The Committee also approved bonus eligibility for division presidents that would be based on division performance without regard to overall corporate performance. In 1997, the pretax income from operations for the year was below the applicable threshold. Therefore, the Committee approved no bonus payments to Mr. Kessman or any of the four other highest paid executive officers for 1997 except bonuses paid to one of the four other highest paid executive officers based on his division's performance.

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

No options were granted in 1997 to Mr. Kessman or the four highest paid other executive officers.

9. In December 1997, the Board of Directors on the recommendation of the Committee approved certain modifications and waivers under the 1994 Executive Stock Incentive Plan. The Board of Directors approved the extension of the participant loans and the

Company's guarantee of those loans from August 1999 until December 2001, subject to the approval of the lending bank, and deferred the interest payment (15% of the bank interest accrued in 1997) that would have otherwise been due from each participant to the Company in January 1998. The Board of Directors also decided to waive restrictions in the Plan to allow participants to sell a portion or all of their Plan stock in 1998, subject to applicable legal requirements and to repayment of the loan with the proceeds of the shares sold.

In conclusion, the Compensation Committee believes that the base salary, bonus and stock options of the Company's Chief Executive Officer and other executives are appropriate in light of competitive pay practices and the Company's performance against short and long-term performance goals.

                                             LOUIS K. ADLER
                                             RICHARD ROSENBLOOM
                                             JERRY SESLOWE

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

The Peer Group consists of the following companies:

Aspect Telecommunications  Corp.                   Inter-Tel, Inc.
Boston Technology, Inc.                            InterVoice, Inc.
Brite Voice Systems, Inc.                          Microlog Corporation
Centigram Communications Corp.                     Mitel Corporation
Comdial Corporation                                Mosaix
Davox Corporation                                  Norstan, Inc.
Digital Sound Corporation                          Syntellect, Inc.
Electronic Information Systems, Inc.               Teknekron Communications
                                                   Systems, Inc.(TCSI)

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

Although AT&T and Nortel are the Company's principal competitors in supplying voice communications equipment, software and services to the under-300-desktop market, the business in which the Company is primarily engaged, both of those companies are much larger than the Company and derive most of their revenues from other lines of business and so have not been included in the Peer Group. The returns of each Peer Group issuer have been weighted in the graph below to reflect that issuer's stock market capitalization at the beginning of each calendar year.

                    COMPARISON OF FIVE-YEAR CUMULATIVE RETURN
                      AMONG EXECUTONE, INCLUDING THE COMMON
                  STOCK ("XTON") AND THE DEBENTURES ("XTONG"),
                     THE NASDAQ (US) INDEX AND THE COMPANY'S
                                   PEER GROUP

WEIGHTED AVERAGE
CUMULATIVE TOTAL RETURNS     1992        1993         1994       1995     1996     1997

XTON                         $100        $159         $179       $128     $131     $121
NASDAQ                       $100        $115         $112       $159     $195     $240
PEER GROUP                   $100        $190         $179       $252     $327     $306
XTONG                        $100        $138         $137       $160     $178     $198

                               [PERFORMANCE GRAPH]

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        The members of the Compensation Committee are Louis K. Adler, Richard Rosenbloom and Jerry Seslowe.

        No member of the Committee is a former or current officer or employee of the Company or any subsidiary.

        No executive officer of the Company served as a director or a member of the Compensation Committee or of the equivalent body of any entity, any one of whose executive officers serve on the Compensation Committee or the Board of Directors of the Company.

        ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

        The following table lists any person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act) who, to the knowledge of the Company, was the beneficial owner as of February 28, 1998, of more than 5% of the outstanding voting shares of the Company. Unless otherwise noted, the owner has sole voting and dispositive power with respect to the securities.

                      Name and Address of              Amount and Nature of
Title of Class          Beneficial Owner                Beneficial Ownership    Percent of Class(1)

Common Stock          Heartland Advisors, Inc.              9,213,455(2)              18.60%
                      790 North Milwaukee Street
                      Milwaukee, WI 53202

                      Entities Associated with              3,245,078(3)               6.56
                      Edmund H., Shea, Jr.
                      655 Brea Canyon Road
                      Walnut Creek, CA
                      91789

Series A Stock        Cooper Life Sciences                     78,819                 31.53
                      160 Broadway
                      New York, NY  10038


                      Watertone  Holdings, L.P.               154,160                 61.81
                       and Watertone Investments L.L.C.
                      730 Fifth Avenue
                      New York, NY  10038

Series B Stock        Cooper Life Sciences                     31,528                 31.53
                      160 Broadway
                      New York, NY  10038


                      Watertone  Holdings, L.P.                61,807                 61.81
                       and Watertone Investments L.L.C.
                      730 Fifth Avenue
                      New York, NY  10038

(1) With respect to the Common Stock, percentages shown are based upon 49,716,084 shares of Common Stock actually outstanding as of February 28, 1998. In cases where the beneficial ownership of the individual or group includes options, warrants or convertible securities, the percentage is based on 49,716,084 shares actually outstanding, plus the number of shares issuable upon exercise or conversion of any such options, warrants or convertible securities held by the individual or group. The percentage does not reflect or assume the exercise or conversion of any options, warrants or convertible securities not owned by the individual or group in question. In the case of the Series A and Series B Preferred Stock, percentages shown are based on 250,000 and 100,000 shares, respectively, actually outstanding as of February 28, 1998.

(2)  Heartland Advisors shares power to vote 625,000 of such shares.

(3) Includes 11,935 shares of Common Stock issuable upon conversion of the Company's Debentures, of which entities associated with Mr. Shea own $148,800 in principal amount, representing less than 1% of the outstanding principal amount. The Shea entities share the power to vote and dispose of all such shares.

        The following table sets forth as of February 28, 1998, the beneficial ownership of the Company's voting shares by all current directors and nominees of the Company, the Chief Executive Officer, and the four next most highly compensated executive officers and all directors and executive officers of the Company as a group. Unless otherwise indicated, each person listed below has sole voting and investment power over all shares beneficially owned by him or her.

                              Name of         Amount and Nature of
Title of Class            Beneficial Owner     Beneficial Ownership   Percentage of Class (1)

Common Stock               Louis K. Adler            138,123(2)
                           Stanley M. Blau           543,193                   1.05
                           Alan Kessman            1,737,337(3)                3.35
                           Andrew Kontomerkos        463,284(4)                   *
                           Thurston R. Moore         135,235(5)                   *
                           Vic Northrup              127,537(6)                   *
                           Richard S. Rosenbloom      76,900(7)                   *
                           Jerry M. Seslowe          209,615(8)                   *
                           Shlomo Shur               740,708(9)                1.43
                           Michael W. Yacenda        990,360(10)               1.91

                           All Directors and       6,349,422(11)              12.25
                           Officers as a Group
                           (17 Persons)

Series A Stock             Louis K. Adler              1,436                      *
                           Stanley M. Blau               -0-
                           Alan Kessman                  -0-
                           Andrew Kontomerkos            -0-
                           Thurston R. Moore             -0-
                           Vic Northrup                  -0-
                           Richard S. Rosenbloom         -0-
                           Jerry M. Seslowe            4,692(12)               1.87
                           Shlomo Shur                   -0-
                           Michael W. Yacenda            -0-

                           All Directors and            6,128                  2.45
                           Officers as a Group
                           (17 Persons)

Series B Stock             Louis K. Adler               575                      *
                           Stanley M. Blau              -0-
 ...........................Alan Kessman                 -0-
                           Andrew Kontomerkos           -0-
                           Thurston R. Moore            -0-
                           Vic Northrup                 -0-
                           Richard S. Rosenbloom        -0-
                           Jerry M. Seslowe           1,877(13)               1.87
                           Shlomo Shur                  -0-
                           Michael W. Yacenda           -0-

                           All Directors and           2,452                  2.45
                           Officers as a Group
                           (17 Persons)

* Less than 1%.

(1) With respect to the Common Stock, percentages shown are based upon 49,716,084 shares of Common Stock actually outstanding as of February 28, 1998. In cases where the beneficial ownership of the individual or group includes options, warrants or convertible securities, the percentage is based on 49,716,084 shares actually outstanding, plus the number of shares issuable upon exercise or conversion of any such options, warrants or convertible securities held by the individual or group. The percentage does not reflect or assume the exercise or conversion of any options, warrants or convertible securities not owned by the individual or group in question. In the case of the Series A and Series B Preferred Stock, percentages shown are based on 250,000 and 100,000 shares, respectively, actually outstanding as of February 28, 1998.

(2) Includes 83,615 shares issuable upon exercise of options and 25,000 shares issuable upon exercise of warrants, 91,918 of which are exercisable within 60 days of June 1, 1998. Does not include 76,445 shares of Common Stock contingently issuable upon conversion of the Preferred Stock owned by Mr. Adler.

(3) Includes 25,000 shares subject to options exercisable within 60 days of June 1, 1998.

(4) Includes 20,000 shares subject to options exercisable within 60 days of June 1, 1998.

(5) Includes 48,900 shares subject to options exercisable within 60 days of June 1, 1998.

(6) Includes 56,494 shares subject to options, of which 34,108 are exercisable within 60 days of June 1, 1998.

(7) Includes 48,900 shares subject to options exercisable within 60 days of June 1, 1998.

(8) Includes 51,612 shares subject to options, all of which are exercisable, and 25,000 shares subject to warrants, 16,666 of which are exercisable within 60 days of June 1, 1998. Also includes 12,755 shares of Common Stock owned and 63,559 shares of Common Stock subject to exercisable options held by Resource Holdings Associates, of which Mr. Seslowe is a managing director and in which he holds a greater than 10% ownership interest. Does not include 203,756 shares of Common Stock contingently issuable upon conversion of the Preferred Stock owned by Mr. Seslowe or the 45,875 shares of Common Stock contingently issuable upon conversion of the Preferred Stock owned by Resource Holdings Associates.

(9) Includes 25,000 shares subject to options exercisable within 60 days of June 1, 1998.

(10) Includes 32,000 shares subject to options exercisable within 60 days of June 1, 1998 and 3,576 shares issuable upon conversion of the Company's Debentures, of which Mr. Yacenda beneficially owns $38,000 in principal amount or less than 1% of the outstanding principal amount.

(11) Includes 903,742 shares subject to options, and 50,000 shares subject to warrants, of which 462,327 and 16,666, respectively, are exercisable within 60 days of June 1, 1998, and 45,176 shares issuable upon conversion of the Company's Debentures.

(12)  Includes 862 shares held by Resource Holdings.

(13)  Includes 345 shares held by Resource Holdings.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In connection with the Company's acquisition of Unistar Gaming, in 1995 and 1996 the Company paid Resource Holdings Ltd, a former shareholder of Unistar Gaming, accrued investment banking fees incurred by Unistar Gaming prior to the acquisition of $105,000, and total finder's fees of $320,000 based on the value of the transaction. Mr. Seslowe was elected a director of the Company in 1996 as a nominee of the holders of the Preferred Stock.. Both Resource Holdings and Mr. Seslowe acquired Common Stock and Preferred Stock of the Company in exchange for their shares of Unistar Gaming. Mr. Seslowe is a managing director of and owns more than 10% of Resource Holdings. The Company's management believes that the transactions with Resource Holdings were on terms as favorable to the Company as could be expected from unaffiliated third parties.

    The 1994 Executive Stock Incentive Plan (the "Executive Plan"), approved by shareholders at the 1994 Annual Meeting, was implemented in October 1994 with 30 employees participating. Under the terms of the Executive Plan, eligible key employees were granted the right to purchase shares of the Company's Common Stock at the market price, which was $3.1875 per share at the time of purchase. Participating employees financed the purchases of these shares through loans by the Company's bank lender at the prime rate less 1/4%, payable over five years. The loans are fully-recourse to the participating employees but are guaranteed by letters of credit from the Company to the lending bank. The Company lends the employee 85% of the interest due to the bank. The Company holds the purchased Common Stock as security for its guarantees of the repayment of the loans. Sales of the shares purchased under the Plan are subject to certain restrictions.

    In December 1997, the Compensation Committee of the Board of Directors of the Company agreed, subject to the Company obtaining the agreement of the lending bank, that it would allow the participant loans to remain outstanding until December 2001 instead of requiring repayment in August 1999, and that it would defer collection from each participant of the 15% of the 1997 interest on the loans that would otherwise have been currently payable to the Company. The Committee also decided to waive certain restrictions in the Plan to allow participants to sell a portion or all of their Plan stock in 1998, subject to applicable legal requirements and to repayment of the loan with the proceeds of the shares sold.

    The following table contains information about borrowings in excess of $60,000 by executive officers that were outstanding during 1997 pursuant to the Executive Plan and that are guaranteed by the Company. The amounts listed below also include the interest paid by the Company to the bank, reimbursement of which is owed by the individual to the Company. No director, nominee, or beneficial owner of more than 5% of any class of voting securities is eligible for participation in the Executive Plan.

                               HIGHEST AMOUNT OF                   UNPAID
                              INDEBTEDNESS BETWEEN              INDEBTEDNESS
                       JANUARY 1, 1997 AND MARCH 31, 1998,    AT MARCH 31, 1998
                                   INCLUDING                       INCLUDING
NAME                            ACCRUED INTEREST               ACCRUED INTEREST
----                   -----------------------------------    -----------------
Alan Kessman                       $2,382,242                     $2,353,992

Michael W. Yacenda                  1,389,641                      1,389,641

Shlomo Shur                           694,821                        694,821

Andrew Kontomerkos                    694,821                        694,821

Barbara C. Anderson                   322,490                        243,758

James E. Cooke III                    397,040                        397,040

Anthony R. Guarascio                  555,857                        555,857

Israel J. Hersh                       119,112                        119,112

Robert W. Hopwood                     396,420                        396,420

Vic Northrup                          280,209                        280,209

Frank J. Rotatori                     238,224                        238,224

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1), (a)(2) and (d). The financial statements required by this item and incorporated herein by reference are as follows:

Report of Independent Public Accountants

Consolidated Balance Sheets - December 31, 1997 and 1996

Consolidated Statements of Operations - Years ended December 31, 1997, 1996 and 1995

Consolidated Statements of Changes in Stockholders' Equity - Three years ended December 31, 1997

Consolidated Statements of Cash Flows - Years ended December 31, 1997, 1996 and 1995

Notes to Consolidated Financial Statements

The schedule to consolidated financial statements required by this item and included in this report is as follows:

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

3-3 Bylaws, as amended. Incorporated by reference to the Registrant's Registration Statement on Form S-3 (File No. 33-62257) filed August 30, 1995.

4-1 Revolving Credit Agreement dated as of October 31, 1997 between the Registrant and Bank Of America National Trust And Savings Association. Filed herewith.

4-2 Amended and Restated Loan Agreement dated as of July 22, 1996, between EXECUTONE Information Systems, Inc., certain employees thereof, and the Lenders named therein. Filed herewith.

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

10-5    Stock Option Bonus Credit Plan of EXECUTONE Information Systems,
        Inc. dated

        December 31, 1988. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989.

10-6 1990 Directors' Stock Option Plan as amended July 30, 1996. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, filed on March 31, 1997.

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

10-19 Warrant to Purchase 25,000 Shares of Common Stock of EXECUTONE Information Systems, Inc. in favor of Louis K. Adler dated July 29, 1997. Filed herewith.

10-20 Warrant to Purchase 25,000 Shares of Common Stock of the Registrant, in favor of Jerry M. Seslowe, dated February 1, 1996. Incorporated by reference to the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1996 filed on April 30, 1997.

10-21   Management Agreement for the National Indian Lottery dated January
        16, 1995. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 filed on April 15, 1996.

10-22 Amended and Restated Distributor Agreement dated as of April 1, 1998, between EXECUTONE Information Systems, Inc. and Claricom, Inc. d/b/a/ Executone Business Solutions (formerly Clarity Telecom, Inc.). (Confidential portions have been omitted and filed separately with the Commission pursuant to a request for confidential treatment.) Filed herewith.

11 Statement regarding computation of per share earnings. Filed herewith. Please see Note E to the Consolidated Financial Statements in the Registrant's 1997 Annual Report to Shareholders.

13 1997 Annual Report to Shareholders of EXECUTONE Information Systems, Inc. Filed herewith.

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

S-8 Reg. No. 2-91008 filed May 9, 1984 on 1983 Employee Stock Purchase Plan (650,000 shares)

S-8 Reg. No. 33-959 filed October 17, 1985 on 1984 Stock Option Plan (390,000 shares)

S-8 Reg. No. 33-6604 filed June 19, 1986 on 1983 Stock Option Plan (350,000 shares)

S-8 Reg. No. 33-16585 filed August 24, 1987 on 1986 and 1983 Stock Option Plans (800,000 shares)

S-8 Reg. No. 33-23294 filed August 23, 1988 on 1986 Stock Option Plan (7,000,000 shares) and Employee Stock Purchase Plan (500,000 shares)

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

Reports on Form 8-K

The Registrant filed no reports on Form 8-K during the quarter ended December 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                   EXECUTONE Information Systems, Inc.

                   By: /s/  Alan Kessman
                      ------------------------------------
                         Alan Kessman, Chairman, President
                         and Chief Executive Officer

April 14, 1998
Milford, Connecticut

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

April 14, 1998                            /s/  Alan Kessman
                                         ------------------------------
                                         Alan Kessman
                                         Chairman, President and Chief Executive
                                         Officer (Principal Executive Officer)

April 14, 1998                            /s/ Louis K. Adler
                                         ------------------------------
                                         Louis K. Adler, Director

April 14, 1998                           /s/ Stanley M. Blau
                                         ------------------------------
                                         Stanley M. Blau, Director

April 14, 1998                          /s/  Anthony R. Guarascio
                                        -------------------------------
                                        Anthony R. Guarascio
                                        Vice President, Finance and Administration,
                                        and Chief Financial Officer
                                        (Principal Financial and Accounting Officer)

April 14, 1998                          /s/ Thurston R. Moore
                                        ------------------------------
                                        Thurston R. Moore, Director

April 14, 1998                          /s/ Richard S. Rosenbloom
                                        ------------------------------
                                        Richard S. Rosenbloom, Director

April 14, 1998                          /s/ Jerry M. Seslowe
                                        ------------------------------
                                        Jerry M. Seslowe, Director

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
EXECUTONE Information Systems, Inc.:

We have audited in accordance with generally accepted auditing standards, the financial statements included in EXECUTONE Information Systems, Inc. and subsidiaries' annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 7, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Stamford, Connecticut
February 7, 1998

                                                                     SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                             (Amounts in Thousands)

                                                       Additions                        Deductions
                                          -------------------------------------  ------------------------
                                                          Charged    Charged         Net
                                          Balance at     (Credited) (Credited)   Writeoffs of  Balance at
                                          Beginning     to Costs and  to Other   Uncollectible   End of
  Description                             of Period       Expenses    Accounts      Accounts     Period
 --------------                          ------------  ------------- ----------  ------------- ----------
Year ended December 31, 1997
  Deducted from asset accounts:
      Allowance for doubtful accounts        2,106          150         ---           (442)      1,814
      Allowance for uncollectible notes
          receivable                         2,216          127         ---            ---       2,343

Year ended December 31, 1996
   Deducted from asset accounts:
      Allowance for doubtful accounts       $1,715       $1,921     $  (551)*     $   (979)     $2,106
      Allowance for uncollectible notes
          receivable                           259          (82)      2,039*           ---       2,216

Year ended December 31, 1995
  Deducted from asset accounts:
      Allowance for doubtful accounts        1,335        1,872         ---         (1,492)      1,715
      Allowance for uncollectible notes
          receivable                           691         (432)        ---            ---         259




*  Adjustments related to sale of direct sales organization.

                            STATEMENT OF DIFFERENCES


The trademark symbol shall be expressed as..................................'tm'
The registered trademark symbol shall be expressed as....................... 'r'

EXECUTONE INFORMATION SYSTEMS, INC.
EXHIBITS TO 1997 ANNUAL REPORT ON FORM 10-K

Exhibit No.
-----------


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

3-3 Bylaws, as amended. Incorporated by reference to the Registrant's Registration Statement on Form S-3 (File No. 33-62257) filed August 30, 1995.

4-1 Revolving Credit Agreement dated as of October 31, 1997 between the Registrant and Bank Of America National Trust And Savings Association. Filed herewith.

4-2 Amended and Restated Loan Agreement dated as of July 22, 1996, between EXECUTONE Information Systems, Inc., certain employees thereof, and the Lenders named therein. Filed herewith.

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

10-6 1990 Directors' Stock Option Plan as amended July 30, 1996. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, filed on March 31, 1997.

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

10-19 Warrant to Purchase 25,000 Shares of Common Stock of EXECUTONE Information Systems, Inc. in favor of Louis K. Adler dated July 29, 1997. Filed herewith.

10-20 Warrant to Purchase 25,000 Shares of Common Stock of the Registrant, in favor of Jerry M. Seslowe, dated February 1, 1996. Incorporated by reference to the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1996 filed on April 30, 1997.

10-21 Management Agreement for the National Indian Lottery dated January 16,1995. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 filed on April 15, 1996.

10-22 Amended and Restated Distributor Agreement dated as of April 1, 1998, between EXECUTONE Information Systems, Inc. and Claricom, Inc. d/b/a/ Executone Business Solutions (formerly Clarity Telecom, Inc.). (Confidential portions have been omitted and filed separately with the Commission pursuant to a request for confidential treatment.) Filed herewith.

11 Statement regarding computation of per share earnings. Filed herewith. Please see Note E to the Consolidated Financial Statements in the Registrant's 1997 Annual Report to Shareholders.

13 1997 Annual Report to Shareholders of EXECUTONE Information Systems, Inc. Filed herewith.

21      Subsidiaries of EXECUTONE Information Systems, Inc. Filed herewith.

23.1    Consent of Arthur Andersen LLP. Filed herewith.

23.2    Consent of Hunton & Williams. Filed herewith.

27      Financial Data Schedule. Filed herewith.