Form 10-Q
period 1998-03-31
EXECUTONE INFORMATION SYSTEMS INC
filed 1998-05-14
CIK 725282

Executone March 31, 1998 10-Q Filing


                              FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1998

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

The number of shares outstanding of registrant's Common Stock, $.01 par value per share, as of April 30, 1998 was 49,721,084.

                              INDEX



EXECUTONE Information Systems, Inc.

                                                             Page #
PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements

          Consolidated Balance Sheets -
          March 31, 1998 and December 31, 1997.                 3

          Consolidated Statements of Operations -
          Three Months Ended March 31, 1998 and 1997.           4

          Consolidated Statements of Cash Flows -
          Three Months Ended March 31, 1998 and 1997.           5

          Notes to Consolidated Financial Statements.           6


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations        14



PART II.  OTHER INFORMATION                                    19

          SIGNATURES                                           21

                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          EXECUTONE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

                                            March 31,   December 31,
(In thousands, except for share amounts)      1998          1997
                                            (Unaudited)
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                $   8,470     $   7,727
 Restricted cash                                ---         5,084
 Accounts receivable, net of
   allowance of $1,447 and $1,814            29,580        33,403
 Inventories                                 23,550        20,436
 Prepaid expenses and other current assets    3,656         4,091
       Total Current Assets                  65,256        70,741

PROPERTY AND EQUIPMENT, net                  11,450         7,767
INTANGIBLE ASSETS, net                       19,719        19,765
DEFERRED TAXES                               20,230        18,577
OTHER ASSETS                                 20,069        22,014
                                          $ 136,724     $ 138,864

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current portion of long-term debt        $     809     $     951
 Accounts payable                            22,816        23,009
 Accrued payroll and related costs            3,483         3,007
 Accrued liabilities                         12,641        13,123
 Deferred revenue and customer deposits       3,275         2,541
       Total Current Liabilities             43,024        42,631

LONG-TERM DEBT                               14,557        14,643
OTHER LONG-TERM LIABILITIES                   1,037         1,092
       TOTAL LIABILITIES                     58,618        58,366

STOCKHOLDERS' EQUITY:
 Common stock: $.01 par value; 80,000,000
   shares authorized; 49,721,084 and
   49,660,359 issued and outstanding            497           497
 Preferred stock:  $.01 par value; Cumulative
   Convertible Preferred Stock (Series A),
   250,000 shares authorized, issued and
   outstanding; Cumulative Contingently
   Convertible Preferred Stock (Series B),
   100,000 shares authorized, issued and
   outstanding                                7,300         7,300
 Additional paid-in capital                  71,586        71,500
 Retained earnings (since July 1, 1988)      (1,277)        1,201
       Total Stockholders' Equity            78,106        80,498
                                          $ 136,724     $ 138,864

The accompanying notes are an integral part of these consolidated balance sheets.


          EXECUTONE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)

                                                      Three Months Ended
(In thousands, except for per share amounts)              March 31,
                                                     1998            1997
REVENUES                                          $ 33,903       $39,019

COST OF REVENUES                                    23,065        24,899
 Gross Profit                                       10,838        14,120

OPERATING EXPENSES:
 Product development and engineering                 2,513         3,300
 Selling, general and administrative                 9,625        10,047
 Provision for special charges (Note G)              2,344           ---
                                                    14,482        13,347

OPERATING INCOME (LOSS)                             (3,644)          773

INTEREST EXPENSE                                      (508)         (434)
OTHER INCOME, net                                       23           515

INCOME (LOSS) BEFORE INCOME TAXES                   (4,129)          854

PROVISION (BENEFIT) FOR INCOME TAXES                (1,651)          342

NET INCOME (LOSS)                                $  (2,478)    $     512

EARNINGS (LOSS) PER SHARE                        $   (0.05)    $    0.01

AVERAGE DILUTED COMMON SHARES                       49,698        50,229






The accompanying notes are an integral part of these consolidated statements.


             EXECUTONE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                       Three Months Ended
(In thousands)                                               March 31,
                                                      1998            1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                $ (2,478)       $    512
  Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
    Depreciation and amortization                       877             820
    Provision (benefit) for income taxes not
    currently payable (receivable)                   (1,651)            342
    Noncash items, including noncash interest
      expense, noncash provision for losses on
      accounts receivable and income from
      equity investment                                 152             108
  Change in working capital items:
    Accounts receivable                               3,808           4,472
    Inventories                                      (3,115)         (1,633)
    Accounts payable and accruals                         1          (4,488)
    Restricted cash                                   5,084             ---
    Other working capital items                       1,169             900

NET CASH PROVIDED BY OPERATING ACTIVITIES             3,847           1,033

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                   (241)           (433)
  Investment in UniStar                              (2,428)         (1,516)
  Other, net                                           (230)           (772)

NET CASH USED BY INVESTING ACTIVITIES                (2,899)         (2,721)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of other long-term debt                   (291)           (304)
  Repurchase of stock                                   ---          (4,716)
  Proceeds from issuance of stock                        86             134

NET CASH USED BY FINANCING ACTIVITIES                  (205)         (4,886)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        743          (6,574)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD       7,727          27,696

CASH AND CASH EQUIVALENTS - END OF PERIOD          $  8,470        $ 21,122





The accompanying notes are an integral part of these consolidated statements.


         EXECUTONE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


NOTE A - NATURE OF THE BUSINESS

EXECUTONE Information Systems, Inc. (the Company) develops, markets and supports voice and data communications systems. Products and services include telephone systems, voice mail systems, inbound and outbound call center systems, and specialized healthcare communications systems. The Company's UniStar Entertainment indirect subsidiary has an exclusive five-year contract ending January 2003 with the Coeur d'Alene Tribe of Idaho to design, develop, finance and manage the National Indian Lottery. Executone's products and services are sold under the EXECUTONE, INFOSTAR, IDS, LIFESAVER and INFOSTAR/ILS brand names through a national network of independent distributors and company direct sales and service employees.


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

For the three-month periods ended March 31, 1998 and 1997, the Company made cash payments for income taxes of approximately
$54,000 and $335,000, respectively.

NOTE D - EARNINGS PER SHARE

Earnings per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents (which include stock options and warrants) outstanding during the period. Common stock equivalents, the convertible preferred stock and the convertible debentures which are antidilutive have been excluded from the computations.

A reconciliation of the Company's earnings (loss) per share calculations for the three-month periods ended March 31, 1998 and 1997, respectively, is as follows:

                                                                   Per Share
(in thousands, except for per share amounts) Income/(Loss) Shares    Amount
For the three months ended March 31, 1998:

Basic and Diluted Loss Per Share:
Net Loss                                        $(2,478)    49,698    $(0.05)

For the three months ended March 31, 1997:

Basic Earnings Per Share:
Net Income                                      $   512     49,881   $  0.01

Stock Options and Warrants                                     348

Diluted Earnings Per Share:
Net Income                                      $   512     50,229   $  0.01


The Company's Convertible Subordinated Debentures are convertible into approximately 1.5 million shares of common stock as of March 31, 1998. The shares issuable upon conversion of the Debentures were not included in the computation of diluted earnings per share because they would be antidilutive for each of the periods presented. Due to the net loss for the three months ended March 31, 1998, all stock options and warrants were antidilutive, regardless of the exercise prices. Options to purchase approximately 1.1 million shares of common stock as of March 31, 1997 were not included in the computation of diluted earnings per share for that period because the exercise price was greater than the average market price of the shares of common stock. The convertible preferred stock issued in connection with the acquisition of UniStar is antidilutive and has been excluded from the above calculations (See Note F).

In 1997, the Company adopted FAS No. 128, "Earnings per Share," effective for periods ending after December 15, 1997. As a result, the Company's reported earnings per share for prior periods were restated. The effect of this accounting change had no impact on reported earnings per share data as of March 31, 1997.

NOTE E - INVENTORIES

Inventories are stated at lower of first-in, first-out (FIFO) cost or market and consist of the following at March 31, 1998 and December 31, 1997:

(amounts in thousands)           3/31/98       12/31/97
Raw Materials                   $  3,400       $  4,672
Finished Goods                    20,150         15,764
                                 $23,550        $20,436


NOTE F - UNISTAR

On December 19, 1995, the Company acquired 100% of the common stock of Unistar Gaming Corporation (Unistar Gaming) for 3.7 million shares of the Company's common stock valued at $5.4 million and 350,000 shares of newly issued preferred stock valued at $7.3 million. Unistar Gaming's subsidiary, UniStar Entertainment, Inc. (UniStar), has an exclusive five-year contract to design, develop, finance and manage the National Indian Lottery (NIL) for the Coeur d'Alene Tribe of Idaho ("CDA" or "the Tribe"). The NIL comprises a national telephone lottery authorized by federal law and a compact between the State of Idaho and CDA, as well as Internet-based lottery games. In return for providing these management services to the NIL, UniStar will be paid a fee equal to 30% of the profits of the NIL. The excess of the purchase price over the value of the net liabilities assumed has been included in intangible assets and is being amortized over the five-year term of the contract commencing with the three-month period ended March 31, 1998.

The preferred stock consists of 250,000 shares of Cumulative Convertible Preferred Stock, Series A (Series A Preferred Stock) and 100,000 shares of Cumulative Contingently Convertible Preferred Stock, Series B (Series B Preferred Stock). The Series A Preferred Stock has voting rights equal to one share of common stock and will earn dividends equal to 18.5% of the consolidated retained earnings of UniStar as of the end of a fiscal period, less any dividends paid to the holders of the Series A Preferred Stock prior to such date. The Series B Preferred Stock has voting rights equal to one share of common stock and will earn dividends equal to 31.5% of the consolidated retained earnings of UniStar as of the end of a fiscal period, less any dividends paid to the holders of the Series B Preferred Stock prior to such date. All dividends on Preferred Stock are payable (i) when and as declared by the Board of Directors, (ii) upon conversion or redemption of the Series A and Series B Preferred Stock or (iii) upon liquidation. As of March 31, 1998, no dividends have accrued to the preferred stockholders. The Series A and Series B Preferred Stock is redeemable for a total of 13.3 million shares of common stock (Series A Preferred Stock for 4.925 million shares and Series B Preferred Stock for 8.375 million shares) at the Company's option. In the event that UniStar meets certain revenue and profit parameters, the Series A Preferred Stock is convertible for up to 4.925 million shares of common stock and the Series B Preferred Stock is convertible for up to 8.375 million shares of common stock (a total of an additional 13.3 million shares of common stock).

In an attempt to block the NIL, certain states filed letters under 18 U.S.C. Section 1084 to prevent the long-distance carriers from providing telephone service to the NIL. In 1995, the CDA initiated legal action against AT&T Corporation (AT&T) to compel the long-distance carriers to provide telephone service to the NIL. The CDA's position is that the lottery is authorized by the Indian Gaming Regulatory Act (IGRA) passed by Congress in 1988, that IGRA preempts state law, that 18 U.S.C.
Section 1084 is inapplicable and, therefore, that the states lack authority to issue the Section 1084 notification letters to any carrier. On February 28, 1996, the NIL was ruled lawful by the CDA Tribal Court. The CDA Tribal Court found that all requirements of IGRA have been satisfied and the Section 1084 letters issued by certain state attorneys general in an effort to interfere with the lawful operation of the NIL are invalid. In addition, the Tribal Court found that the long-distance carriers cannot refuse to provide the service requested in the action based upon 18 U.S.C. Section 1084. This ruling and a related order dated May 1, 1996 were subsequently appealed to the Tribal Appellate Court, which on July 2, 1997 affirmed the lower Tribal Court's May 1, 1996 ruling and analysis upholding the CDA's right to conduct the telephone lottery. On August 22, 1997, AT&T filed a complaint for declaratory judgment against the CDA in the U.S. District Court for the District of Idaho. The CDA has answered that complaint. In March 1998, the attorneys general of nineteen states filed a motion for permission to submit a brief as amicus curiae in the case with respect to the Tribal Court's interpretation of IGRA and in support of the position taken by AT&T.

On May 28, 1997, the State of Missouri brought an action in the Missouri Circuit Court in Kansas City against UniStar and the CDA to enjoin the NIL's US Lottery Internet instant games offered by the CDA and managed by UniStar. The complaint also seeks civil penalties, attorney's fees and court costs. The complaint alleged that the US Lottery violates Missouri anti-gaming laws and that the marketing and promotion of the US Lottery violate the Missouri Merchandising Practices Act. The CDA and UniStar removed the case to the U.S. District Court for the Western District of Missouri, which denied the State's subsequent motion to remand the case back to the state court. The Court also subsequently granted a motion to dismiss by CDA based on sovereign immunity. The Court denied the motion to dismiss UniStar based on sovereign immunity, although the Court indicated it might reconsider that decision. UniStar filed a motion for reconsideration of its motion for dismissal. The State of Missouri has filed an appeal to the Eighth Circuit Court of Appeals relating to the dismissal of the CDA.

On January 28, 1998, the State of Missouri sought to dismiss voluntarily the existing case against UniStar and filed the next day, a new action against the Company, UniStar and two tribal officials, with essentially the same allegations, in a state court in a different district. The State obtained a temporary restraining order from a state judge enjoining the marketing of the Internet and telephone lottery in the State of Missouri. On February 5, 1998, the U.S. District Court for the Eastern District of Missouri ruled that this second case also should be heard in federal court, transferred the second case to the Western District of Missouri, where the original case had been filed, and dissolved the state court's temporary restraining order, effective February 9, 1998. A motion to dismiss the second case based on the sovereign immunity of all the defendants and a motion to abstain in favor of the jurisdiction of the CDA
Tribal Court are pending.   The State of Missouri has filed an
appeal of the denial of its motion to remand the case to State Court or in the alternative to grant a preliminary injunction.

On September 15, 1997, the State of Wisconsin filed an action in the Wisconsin State Circuit Court for Dane County against the Company, UniStar and the CDA, to permanently enjoin the US Lottery offered by the Tribe on the Internet and managed by UniStar. The complaint alleges that the offering of the US Lottery violates Wisconsin anti-gambling laws and that legality of the US Lottery has been misrepresented to Wisconsin residents in violation of state law. In addition to an injunction, the suit seeks restitution, civil penalties, attorneys' fees and court costs. The Company, UniStar and the CDA have removed the case to the U.S. District Court in Wisconsin. On February 18, 1998, the District

Court dismissed the Tribe from the case based on sovereign immunity and dismissed the Company based on the State's failure to state a claim against the Company. Motions to dismiss the case against UniStar were denied. UniStar has filed an appeal in the Seventh Circuit Court of Appeals of the denial of its motion to dismiss. The State of Wisconsin is appealing the dismissal of the Tribe.

The Company believes, based on consultation with and opinions rendered by outside legal counsel, that the favorable rulings of the tribal courts will be affirmed by the Idaho federal court. The Company believes that UniStar also will prevail in the Missouri and Wisconsin lawsuits. However, there is no assurance of such a legal outcome.

Bills have been introduced in the United States Congress which could have a significant impact on NIL operations. Senate Bill 474 offered by Jon Kyl (the "Kyl Bill") seeks to amend 18 U.S.C. Sections 1081 and 1084, which currently prohibit the interstate transmission of bets and wagers on sporting events and contests. The Kyl Bill would remove the current limitation to sporting bets and wagers and extend Sections 1081 and 1084 to virtually all forms of bets and wagers, as well as to lotteries and other gaming, in an attempt to prohibit all gaming conducted over the telephone and the Internet. The Kyl Bill was proposed in 1997 but was not voted on by the full Senate. There is a similar bill pending in the House of Representatives. There is currently no exception in any of the proposed bills for gaming conducted by an Indian tribe that is authorized by IGRA. The Company is supporting efforts to have such an exception included in the bill. The Kyl Bill and the House counterpart seek to prohibit the activities of the NIL and the activities of UniStar in managing the NIL, which would have a material adverse effect on UniStar's business.

Funding for UniStar capital expenditures, including the computers and software to build the telecommunications system, is being capitalized and depreciated over the life of the management agreement. The guaranteed monthly advance of $25,000 to the CDA, which began in January 1996, will be reimbursed when the NIL is making profit distributions to UniStar. In addition, the Company has capitalized other fundings, consisting primarily of direct UniStar expenses, professional fees and other expenses, which the Company believes are reimbursable in accordance with the terms of the management agreement. Cumulative funding as described above totals $10.2 million ($2.2 million for the three-month period ended March 31, 1998) and is reflected in property and equipment or other non-current assets, as appropriate.

The Company has also funded legal and other accrued liabilities assumed as part of the acquisition of UniStar totaling, on a cumulative basis, $2.6 million ($0.2 million for the three-month period ended March 31, 1998). Such cash flows, which were previously reflected as part of the change in working capital items, are now reflected as part of the investment in UniStar in the statement of cash flows. Prior year amounts have been reclassified to conform to the current year's presentation. The investment in UniStar reflected on the statement of cash flows includes the deferred charges and assumed liabilities noted above for a cumulative total of $12.8 million ($2.4 million for the three-month period ended March 31, 1998). Since inception, the Company has also funded various UniStar expenses totaling $1.6 million (after depreciation and amortization), which are reflected in the Company's consolidated net income. Cumulative cash expenditures on UniStar, including UniStar expenses and excluding capital lease obligations, total $13.7 million as of March 31, 1998.

Other than legal costs related to an appeal of the CDA Tribal Court ruling or other actions by the states, if any, the Company expects UniStar to be operating on a break-even cash basis by the end of 1998. Assuming the current level of expenses is maintained, the Company expects to fund an additional $4-$5 million until the NIL is generating enough cash to fund its operations. The costs include capital expenditures for computers and software to build the telecommunications system, funds to complete the building on the CDA reservation, which is the operations center for the lottery, and various start-up and operating expenses including personnel-related costs and advertising expenses. The Company is also required to make a guaranteed payment of $300,000 per year to the CDA, which is included in the above estimates. The Company expects it will be able to obtain additional financing for these costs, if necessary.

In February 1997, the Company signed agreements with Virtual Gaming Technologies (formerly Internet Gaming Technologies (IGT)) and CasinoWorld Holdings, Ltd. (CWH). The agreements required the Company to invest $700,000 in IGT common stock in September 1996 under a previous agreement. In addition, the Company was granted a 200,000-share, five-year option set at 15% more than the price per share on the initial investment, or $3.45 per share. CWH is providing project management services overseeing the development of the software for the NIL, with the Company contracting independently for system software development. The Company will acquire all hardware for the system without financial obligation by either IGT or CWH. Approximately $700,000 in hardware costs were incurred as of March 31, 1997. All of these system development costs are included in the above estimate for expenditures through the end of 1998.

The investment in IGT is being accounted for under the cost method. All hardware costs incurred are being capitalized and depreciated over the useful life of the assets. As of March 31, 1998, $2.3 million in progress payments have been made toward the software system. Such payments are being capitalized and depreciated over the life of the asset or term of the management agreement, whichever is shorter.

There are market and legal risks associated with the development of the NIL. The Company believes there is a national market for the NIL based upon research into the experience of other national lotteries and the growth of the overall lottery market. In the event that the telephone and Internet lotteries do not attain the level of market acceptance anticipated by the Company or if the outcome of the pending lawsuits or legislative proposals in Congress is adverse, the Company would have to reevaluate its investment in UniStar.

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


NOTE G - PROVISION FOR SPECIAL CHARGES

During the three-month period ended March 31, 1998, the Company recorded a $2.3 million provision for special charges covering severance and benefit continuation costs, professional fees and other restructuring costs.

On January 8, 1998, Alan Kessman, Chairman and CEO of the Company announced his intention to retire from the management of the day-to-day operations of the Company. In accordance with the diminishment of responsibility section of his employment continuity agreement, Mr. Kessman will receive a severance payment of $1.3 million. The Company has also retained an executive search firm to find a successor for Mr. Kessman. Mr. Kessman has agreed to remain as Interim CEO until the earlier of July 31, 1998 or the first date of employment of the successor CEO. If the new CEO has not started by July 31, 1998, there is no definitive agreement between Mr. Kessman and the Board of Directors for services beyond July 31, 1998. Through March 31, 1998, the Company has incurred approximately $0.2 million in expenses to recruit a new CEO.

In addition, the Company restructured current operations which resulted in a workforce reduction during January and February 1998. The Company incurred approximately $0.6 million for severance, benefits and other restructuring charges during the three-month period ended March 31, 1998.

The Company hired Furman Selz LLC to advise the Company as to certain financing and corporate restructuring options. Based upon advice of Furman Selz and the recommendation of a special committee of the Board of Directors, the Board has determined that it is in the best interests of the shareholders of the Company to separate the business of the Company's UniStar subsidiary from the operations of its computer telephony and healthcare communications businesses. At this time, it is anticipated that, subject to completion of further analysis and receipt of necessary approvals, the separation would be effected through a taxable distribution to shareholders later this year.

During the three-month period ended March 31, 1998, the Company incurred approximately $0.2 million in advisory expenses related to preparation and review of corporate restructuring options. Future expenses will be dependent upon the form and nature of the corporate restructuring. The Company is also pursuing a plan to retain and motivate key employees, the details of which are expected to be concluded by June 1998.


NOTE H - AMENDED DISTRIBUTOR AGREEMENT

On March 30, 1998, the Company entered into an Amended and Restated Distributor Agreement (the "Amended Agreement") with Claricom, purchaser of the direct sales offices and the Company's largest distributor. The Amended Agreement, effective April 1,1998 and continuing through December 31, 2001, provides, among other things, that Claricom will be a non-exclusive distributor of the Company's telephony products and that Claricom can market products competing with those sold by the Company. Upon execution of the Amended Agreement, Claricom released to the Company the $5 million plus interest being held in escrow to satisfy potential indemnity claims under the 1996 Asset Purchase Agreement and waived all potential contract claims under the prior distributor agreement.


NOTE I - OTHER MATTERS

For the three-month periods ended March 31, 1998 and 1997, the Company made cash payments of approximately $0.8 million for interest expense on indebtedness.

There were no non-cash financing activities for the three-month periods ended March 31, 1998 and 1997.

For the three-month periods ended March 31, 1998 and 1997, more than 10% of the Company's revenue were derived from a single, independent distributor. Revenues from the distributor were $4.5 million and $10.1 million, respectively, for the three-month periods ended March 31, 1998 and 1997 (see Note H).

Refer to the Consolidated Statements of Cash Flows for information on all cash-related operating, investing and financing activities.

FAS No. 130, "Reporting Comprehensive Income", became effective for fiscal years beginning after December 15, 1997. This Statement does not apply to the Company because it had no items of other comprehensive income in any of the periods presented.

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Introduction

The Company develops, markets and supports voice and data communications systems. Products and services include telephone systems, voice mail systems, inbound and outbound call center systems and specialized healthcare communications systems. The Company's UniStar Entertainment indirect subsidiary has the exclusive right to design, develop and manage the National Indian Lottery (NIL). The Company's products are sold under the EXECUTONE, INFOSTAR, IDS, LIFESAVER and INFOSTAR/ILS brand names through a national network of independent distributors and company direct sales and service employees.

Revenues are derived from product sales to distributors, direct sales of healthcare products, and direct sales to national accounts and government customers, as well as installations, additions, changes, upgrades or relocation of previously installed systems, maintenance contracts, and service charges to the existing base of healthcare, national account and government customers.

Results of Operations

Revenues for the three-month period ended March 31, 1998 were $33.9 million, with an operating loss of $3.6 million and a net loss of $2.5 million or ($.05) per common share. These results include a $2.3 million charge, covering severance and benefits continuation costs, professional fees and other restructuring costs (see "Special Charges"). Revenues for the three-month period ended March 31, 1997 were $39.0 million, with operating income of $773,000 and net income of $512,000 or $.01 per common share. Compared to the same period last year, the Company increased revenues from its independent distributors, excluding Claricom, by 20% along with increased healthcare and government systems revenues. However, these were offset by the lower sales to Claricom, purchaser of the direct offices in 1996 and the Company's largest distributor.

Total revenue for the three-month period ended March 31, 1998 was approximately $5 million less than the same period in 1997. Revenues for the Computer Telephony group for the three-month period ended March 31, 1998, including Independent Distribution, National Accounts and Federal Systems, were $24.7 million, a decrease of $5.5 million compared to the same period in 1997. The decrease is primarily due to lower sales to Claricom.

Sales to Claricom during the three-month period ended March 31, 1998 were $4.5 million, a decrease of $5.5 million compared to the three-month period ended March 31, 1997. In light of the decline in purchases by Claricom, the Company amended its distributor agreement with Claricom. Effective
April 1, 1998, Claricom became a non-exclusive distributor of the Company's products in all parts of its territory (see "Other Matters").

Healthcare revenues for the three-month period ended March 31, 1998 were $9.2 million, compared to $8.8 million for the same period last year. The increase in revenue compared to prior year is due to new installations and system upgrades and expansions.

Gross profit margin for the three-month period ended March 31, 1998 was $10.8 million or 32.0 % of revenue, compared to gross profit of $14.1 million or 36.2% of revenue for the same quarter last year. The decrease in gross profit margin percentage is primarily the result of lower volume and the resulting lower absorption of fixed costs, as well as an unfavorable product mix in Computer Telephony during the quarter.

Product development expenses were $2.5 million, which is $0.8 million less than the same quarter last year as a result of cost reduction measures. The Company expects product development costs to remain at the current spending levels.

Selling, general and administrative expenses for the three-month period ended March 31, 1998 were $9.6 million or 28.4% of revenue, which is $0.4 million less than the same period in 1997. As a percentage of sales for the three-month period ended March 31, 1998, it is higher than the comparable period last year due to the lower volume. Operating expenses for the three-month period ended March 31, 1998 have generally decreased compared to the same period in 1997, in part, due to staff reductions and other cost saving measures, along with the effect of the low revenue for the quarter.

Other income, net decreased $0.5 million during the three-month period ended March 31, 1998, primarily due to interest income generated by a lower level of cash available for overnight investment compared to the same period last year along with lower royalty income and income from equity investments.

Special Charges

During the three-month period ended March 31, 1998, the Company recorded a $2.3 million provision for special charges covering severance and benefit continuation costs, professional fees and other restructuring costs.

On January 8, 1998, Alan Kessman, Chairman and CEO of the Company announced his intention to retire from the management of the day-to-day operations of the Company. In accordance with the diminishment of responsibility section of his employment continuity agreement, Mr. Kessman will receive a severance payment of $1.3 million. The Company has also retained an executive search firm to find a successor for Mr. Kessman. Mr. Kessman has agreed to remain as Interim CEO until the earlier of July 31, 1998 or the first date of employment of the successor CEO. If the new CEO has not started by July 31, 1998, there is no definitive agreement between Mr. Kessman and the Board of Directors for services beyond July 31, 1998. Through March 31, 1998, the Company has incurred approximately $0.2 million in expenses to recruit a new CEO.

In addition, the Company restructured current operations which resulted in a workforce reduction during January and February 1998. The Company incurred approximately $0.6 million for severance, benefits and other restructuring charges during the three-month period ended March 31, 1998.

The Company hired Furman Selz LLC to advise the Company as to certain financing and corporate restructuring options. Based upon advice of Furman Selz and the recommendation of a special committee of the Board of Directors, the Board has determined that it is in the best interests of the shareholders of the Company to separate the business of the Company's UniStar subsidiary from the operations of its computer telephony and healthcare communications businesses. At this time, it is anticipated that, subject to completion of further analysis and receipt of necessary approvals, the separation would be effected through a taxable distribution to shareholders later this year.

During the three-month period ended March 31, 1998, the Company incurred approximately $0.2 million in advisory expenses related to preparation and review of corporate restructuring options. Future expenses will be dependent upon the form and nature of the corporate restructuring. The Company is also pursuing a plan to retain and motivate key employees, the details of which are expected to be concluded by June 1998.

UniStar

On December 19, 1995, the Company acquired 100% of the common stock of Unistar Gaming, a privately-held company which, through its wholly-owned subsidiary, UniStar Entertainment, Inc. (UniStar), has an exclusive five-year contract to design, develop, finance and manage the National Indian Lottery (NIL) for the Coeur d'Alene Tribe of Idaho ("CDA" or "the Tribe"). See Note F of the Notes to Consolidated Financial Statements for the terms of the agreement with the Tribe.

The initial goal of the investment in UniStar was to establish and manage a telephone lottery that could be played by any individual of majority age, residing in one of the 36 states or the District of Columbia that currently operates a state-run lottery. In the original telephone-based lottery, it was contemplated that calls via an 800 number would be processed with interactive voice response equipment or live agents located on the Tribe's Reservation in Idaho using ACD software to process nationwide lottery sales. The NIL business plan has evolved in response to legal challenges to encompass Internet-based instant lottery games, and as of January 1998, a local, non-toll-free telephone and Internet-accessible weekly draw lottery. The Company has made a significant investment in UniStar, which upon acquisition created 8% dilution to the Company's stockholders and, subsequent to the acquisition, has totaled an additional $13.7 million in cash. During the three-month period ended March 31, 1998, the Company invested $2.4 million as part of the cost to develop the software systems, building and other costs related to the project, $2.2 million of which have been recorded as assets on the balance sheet. The total UniStar investment as of March 31, 1998 is $27.8 million, including $15.8 million in goodwill and $10.2 million in property and equipment and other non-current assets with the remainder consisting of funded UniStar expenses. In the opinion of the Company's management, this investment is justified based upon the potential returns.

The NIL conducts business under the US Lottery trade name. The US Lottery began test marketing its Instant ticket games on the Internet in July 1997 and, on April 3, 1998, announced five new instant games on the Internet. On January 20, 1998, the US Lottery launched its first Draw game, the "Super6", a national weekly draw lottery. Tickets for the Super6 can be purchased either over the Internet or by telephone. The US Lottery also expects to announce a $10 million lottery jackpot as well as a "Pick 3" draw game later this year. As of April 30, 1998, the registered base of the US Lottery was approximately 22,000 people with about 4,200 active players. Through April 30, 1998, the US Lottery has generated cumulative revenues of $5.9 million. Ticket purchases have increased by an average of 17% per month for the first four months of 1998. Assuming this level of increased ticket purchases continues through the end of the year, UniStar expects the US Lottery will be generating revenues of approximately $9 million per quarter. Due to advertising, professional fees and other startup costs, the NIL has yet to generate a profit. As a result, UniStar has not recognized any revenue under the terms of the Management Agreement as of March 31, 1998. Assuming ticket purchases continue to increase by the 17% per month indicated above and the current level of expenses is maintained, UniStar expects to be operating on a break-even cash basis by the end of 1998.

Concerning the UniStar legal issues, there has been some favorable movement over the last six months. In the Missouri case, the Tribe was dismissed from the original case based upon sovereign immunity. The Court denied the motion to dismiss UniStar based on sovereign immunity, although the Court indicated it might reconsider that decision. UniStar filed a motion for reconsideration of its motion for dismissal. Despite a second attempt by the State of Missouri to move the case back to the state courts, the US District Court for the Eastern District of Missouri ruled that the case should be heard in federal court.
In the Wisconsin case, on February 18, 1998, the federal court dismissed the Tribe from this case based on sovereign immunity, and dismissed Executone due to the state's failure to state a claim against Executone. Motions to dismiss the case against UniStar were denied. UniStar has filed an appeal of this decision in the Seventh Circuit Court of Appeals. In the action by AT&T regarding the legality of the telephone lottery, in March 1998, the attorneys general of nineteen states filed a motion for permission to submit a brief as amicus curiae in the case with respect to the Tribal Court's interpretation of IGRA and in support of the position taken by AT&T. The Company believes the involvement of the attorneys general in this case will facilitate the resolution of the legal objections put forth by many of the state attorneys general to the telephone and Internet lotteries. Based upon consultations with and opinions rendered by outside legal counsel, the Company continues to believe that the favorable rulings of the Tribal Appellate Court will be affirmed by the federal courts.

The Company is monitoring the progress of any potential legislative action in Washington. At this time, there are bills pending in both the Senate and House to prohibit gaming conducted over the telephone or the Internet. The Company is continuing to support efforts to exclude gaming by an Indian tribe that is authorized by IGRA from any such legislation.

Other Matters

On March 30, 1998, the Company entered into an Amended and Restated Distributor Agreement with Claricom (the "Amended Agreement"). The Amended Agreement, effective April 1, 1998 and continuing through December 31, 2001, provides, among other things, that Claricom will be a non-exclusive distributor of the Company's telephony products and that Claricom can market products competing with those sold by the Company. Upon execution of the Amended Agreement, Claricom released to the Company the $5 million plus interest being held in escrow to satisfy potential indemnity claims under the 1996 Asset Purchase Agreement and waived all potential contract claims under the prior distributor agreement.

The Amended Agreement provides the opportunity to supplement sales in the Claricom territories with additional distribution. Other distributors are in the process of being identified to sell the Company's products in certain parts of Claricom's territory. The Company estimates it will take six months to a year from the time a new distributor is assigned territory to grow product sales to provide the level of penetration contemplated in the original Claricom agreement.

FAS No. 130, "Reporting Comprehensive Income" became effective for fiscal years beginning after December 15, 1997. This Statement does not apply to the Company because it had no items of other comprehensive income in any of the periods presented.

Liquidity and Capital Resources

The Company's liquidity is represented by cash, cash equivalents and cash availability under its existing credit facilities. The
Company's liquidity was approximately $17 million and $28 million as of March 31, 1998 and December 31, 1997, respectively.

At March 31, 1998 and December 31, 1997, cash and cash equivalents amounted to $8.5 million and $7.8 million, respectively, an increase of $0.7 million. The primary source of cash was the release of $5.1 million held in escrow since the sale of the direct offices in 1996. Excluding the escrow funds, net cash of $1.2 million was used to fund operating activities. An additional $2.4 million was used for UniStar expenditures for software development and to fund NIL operating expenses, primarily payroll-related, advertising and professional fees.
Capital expenditures, debt repayment and other miscellaneous expenditures accounted for the remaining $0.8 million of cash funding for the three-month period ended March 31, 1998. Excluding the release of the cash held in escrow, the Company used $4.4 million in cash during the period.

Total debt at March 31, 1998 was $15.4 million, an decrease of $0.2 million from $15.6 million at December 31, 1997. The decrease in debt is due to the repayment of $0.3 million in capital lease obligations incurred in connection with equipment acquisitions, partially offset by an increase to the carrying value of the convertible subordinated debentures of $0.1 million due to accretion.

The Company believes that its existing cash balances and cash flow from operations will be sufficient to meet working capital and other requirements for the next twelve months.

Forward-Looking Statements

The Company's forward-looking statements regarding projected results for 1998 are based on assumptions, projections and estimates regarding continuing growth of the economy, the telecommunications industry in general and specific events that may directly affect the Company's performance. The Company's markets are very competitive and some of the Company's competitors have greater financial resources that allow them to price products aggressively. These assumptions, projections and estimates include and relate to the ability of its distributors' sales people to market the products effectively, the pricing of products in the markets in which the Company competes, the strength and effects of competition, the market's acceptance of the products offered by the Company, the timing of customer orders, decisions by intermediaries in the distribution channels regarding sales hiring and training, pricing, advertising, promotions and other areas affecting end-user demand for products, and the lack of any material disruption of product supply or demand. In addition, all forward-looking statements regarding UniStar and the US Lottery are based on the assumptions that the US Lottery will not be forced to delay, suspend or cease operations due to any legal challenge or the enactment of legislation adversely affecting its business. If actual events differ materially from the Company's assumptions, projections and estimates, the Company's actual results could vary significantly from the performance projected in the forward-looking statements.

                    PART II - OTHER INFORMATION


Item 1.        LEGAL PROCEEDINGS

          As previously reported, on October 16, 1995, the Coeur d'Alene Tribe filed an action entitled Coeur d'Alene Tribe v AT&T Corp. in the Tribal Court, located in Plummer, Idaho (Case No. C195-
          097), requesting a ruling that the Lottery to be developed and managed by the Company's UniStar Entertainment subsidiary is legal under IGRA, that IGRA preempts state laws on the subject of Indian gaming, that Section 1084 is inapplicable and that the states lack authority to issue Section 1084 notification letters to any carrier, and an injunction preventing AT&T from refusing
          to provide telephone service to the NIL.   This action was
          necessary because several network carriers have been sent Section 1084 letters under the Federal Communications Act by states opposed to the NIL. These letters state that the NIL is illegal under state and federal laws and prohibit the carriers from carrying network traffic for the NIL. On February 28, 1996, the Tribal Court ruled that all requirements of IGRA have been satisfied, that Section 1084 is inapplicable and the states lack jurisdiction to interfere with the NIL, and that AT&T cannot refuse service to the NIL based upon Section 1084, an allegation that the NIL is in violation of IGRA or the federal anti-lottery statutes. This ruling and a related order dated May 1, 1996 were appealed to the Tribal Appellate Court, which affirmed the lower court ruling on July 2, 1997. On August 22, 1997, AT&T filed a complaint for declaratory judgment against the CDA in the U.S. District Courts for the District of Idaho. The CDA has answered that complaint. In March 1998, the attorneys general of nineteen states filed a motion for permission to submit a brief as amicus curiae in the case with respect to the Tribal Court's interpretation of IGRA and in support of the position taken by AT&T. The Company has been advised by its outside counsel, Hunton & Williams, that based upon such firm's review of the applicable statutes, regulations and case law, it believes that the Lottery is authorized under IGRA and that the favorable rulings issued by the Coeur d'Alene Tribal Court on February 28 and May 1, 1996, and the Tribal Appellate Court on July 2, 1997, should be affirmed by the federal courts.

          On May 28, 1997, the Attorney General of the State of Missouri brought an action in the Circuit Court of Jackson County, Missouri, against the Coeur d'Alene Tribe and UniStar seeking to enjoin Lottery games offered by the Tribe over the Internet and managed by UniStar. The complaint alleged that the US Lottery violates Missouri anti-gambling laws and that the marketing of the games violates the state's Merchandising Practices Act and also seeks restitution, a civil penalty, attorney's fees and court costs. The Company believes, based on the Tribal Court rulings and the opinion of its outside counsel referred to above, that the Missouri suit has no merit and that the Lottery activities are legal. UniStar and the Tribe have removed the case to the U.S. District Court for the Western District of Missouri, which denied the State's subsequent motion for remand back to the state court. The Court also subsequently granted a motion to dismiss by CDA based on sovereign immunity. The Court denied the motion to dismiss UniStar based on sovereign immunity, although the Court indicated it might reconsider that decision. UniStar filed a motion for reconsideration of its motion for dismissal. The State of Missouri has filed an appeal to the Eighth Circuit Court of Appeals relating to the dismissal of the CDA.

          On January 28, 1998, the State of Missouri sought to dismiss voluntarily the existing case against UniStar and filed the next day, a new action against the Company, UniStar and two tribal officials, with essentially the same allegations, in a state court in a different district. The State obtained a temporary restraining order from a state judge enjoining the marketing of the Internet and telephone lottery in the State of Missouri. On February 5, 1998, the U.S. District Court for the Eastern District of Missouri ruled that this second case also should be heard in federal court, transferred the second case to the Western District of Missouri, where the original case had been filed, and dissolved the state court's temporary restraining order, effective February 9, 1998. A motion to dismiss the second case based on the sovereign immunity of all the defendants and a motion to abstain in favor
          of the jurisdiction of the CDA Tribal Court are pending.   The
          State of Missouri has filed an appeal of the denial of its motion to remand the case to State Court or in the alternative to grant a preliminary injunction.

          On September 15, 1997, the State of Wisconsin, by its Attorney General, filed an action in the Wisconsin State Circuit Court for Dane County against the Company, its UniStar Entertainment subsidiary and the Coeur d'Alene Tribe of Idaho, to permanently enjoin the US Lottery offered by the Tribe on the Internet and managed by UniStar. The complaint alleges that the offering of the US Lottery violates Wisconsin anti-gambling laws and that legality of the US Lottery has been misrepresented to Wisconsin residents in violation of state law. In addition to an injunction, the suit seeks restitution, civil penalties, attorneys' fees and court costs. The Company, UniStar and the CDA removed the case to the U.S. District Court in Wisconsin. On February 18, 1998, the District Court dismissed the Tribe from the case based on sovereign immunity and dismissed the Company based on the State's failure to state a claim against the Company. Motions to dismiss the case against UniStar were denied. UniStar has filed an appeal in the Seventh Circuit Court of Appeals of the denial of its motion to dismiss. The State of Wisconsin is appealing the dismissal of the Tribe. Based upon the ruling of the Tribal Appellate Court affirming the CDA's right to conduct the telephone lottery and the opinion of outside legal counsel, the Company believes that the US Lottery is legal.

          UniStar and the CDA intend to defend the right of the Tribe to offer the Lottery on the Internet. However, this litigation, as well as other litigation which could be brought by states opposed to the NIL or its on-line US Lottery games, could prevent or delay full operations. Based upon the anticipated outcome of the pending legal actions, the Company does not believe the outcome of this litigation will have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

Item 2.        CHANGES IN SECURITIES
                   Not applicable.

Item 3.        DEFAULTS UPON SENIOR SECURITIES
                   Not applicable.

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                   Not applicable.

Item 5.        OTHER INFORMATION
                   Not applicable.

Item 6.        EXHIBITS AND REPORTS ON FORM 8-K
                   a)   Exhibits
                        11 - Statement Regarding Computation of Per Share Earnings (see Note D of Notes to Consolidated Financial Statements in Part I, Item 1).
                   b)   Reports on Form 8-K
                        None.

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                    EXECUTONE Information Systems, Inc.



Dated:    May 14, 1998            /s/ Alan Kessman
                                  Alan Kessman
                                  Chairman, President and
                                  Chief Executive Officer



Dated:    May 14, 1998            /s/ Anthony R. Guarascio
                                  Anthony R. Guarascio
                                  Vice President Finance and
                                  Chief Financial Officer