Form 10-Q
period 1998-06-30
EXECUTONE INFORMATION SYSTEMS INC
filed 1998-08-14
CIK 725282

EXECUTONE INFORMATION SYSTEMS 10-Q JUNE 30, 1998


                            FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC  20549

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1998

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

The number of shares outstanding of registrant's Common Stock, $.01 par value per share, as of July 31, 1998 was 49,766,256.

                              INDEX



EXECUTONE Information Systems, Inc.

                                                             Page #
PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements

          Consolidated Balance Sheets -
          June 30, 1998 and December 31, 1997.                  3

          Consolidated Statements of Operations -
          Three Months and Six Months Ended
          June 30, 1998 and 1997.                               4

          Consolidated Statements of Cash Flows -
          Six Months Ended June 30, 1998 and 1997.              5

          Notes to Consolidated Financial Statements.           6


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations        14



PART II.  OTHER INFORMATION                                    20

          SIGNATURES                                           21

                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

      EXECUTONE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                                                 June 30,      December 31,
(In thousands, except for share amounts)           1998            1997
                                                (Unaudited)
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                       $   1,901       $   7,727
 Restricted cash                                       ---           5,084
 Accounts receivable, net of
   allowance of $1,270 and $1,814                   31,296          33,403
 Inventories                                        23,453          20,436
 Prepaid expenses and other current assets           4,380           4,091
       Total Current Assets                         61,030          70,741

PROPERTY AND EQUIPMENT, net                         11,444           7,767
INTANGIBLE ASSETS, net                              16,862          19,765
DEFERRED TAXES                                      21,378          18,577
OTHER ASSETS                                        26,178          22,014
                                                 $ 136,892       $ 138,864

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current portion of long-term debt               $     780       $     951
 Accounts payable                                   21,028          23,009
 Accrued payroll and related costs                   3,339           3,007
 Accrued liabilities                                13,255          13,123
 Deferred revenue and customer deposits              5,051           2,541
       Total Current Liabilities                    43,453          42,631

LONG-TERM DEBT                                      16,059          14,643
OTHER LONG-TERM LIABILITIES                            990           1,092
       TOTAL LIABILITIES                            60,502          58,366

STOCKHOLDERS' EQUITY:
 Common stock: $.01 par value; 80,000,000 shares
   authorized; 49,741,018 and 49,660,359 issued
   and outstanding                                     497             497
 Preferred stock:  $.01 par value; Cumulative
   Convertible Preferred Stock (Series A),
   250,000 shares authorized, issued and outstanding;
   Cumulative Contingently Convertible Preferred Stock
   (Series B), 100,000 shares authorized, issued
   and outstanding                                   7,300           7,300
 Additional paid-in capital                         71,593          71,500
 Retained earnings (deficit) (since July 1, 1988)   (3,000)          1,201
       Total Stockholders' Equity                   76,390          80,498
                                                 $ 136,892       $ 138,864

The accompanying notes are an integral part of these consolidated balance sheets.

                                   3

          EXECUTONE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)

(In thousands, except for             Three Months Ended    Six Months Ended
 per share amounts)                        June 30,             June 30,
                                       1998       1997      1998        1997
REVENUES                            $ 34,707   $ 34,777  $ 68,610    $ 73,796

COST OF REVENUES                      22,857     24,878    45,922      49,777
 Gross Profit                         11,850      9,899    22,688      24,019

OPERATING EXPENSES:
 Product development and engineering   2,540      3,437     5,053       6,737
 Selling, general and administrative   9,591     10,197    19,216      20,244
 Special charges                       2,139        ---     4,483         ---
                                      14,270     13,634    28,752      26,981

OPERATING LOSS                        (2,420)    (3,735)   (6,064)     (2,962)

INTEREST EXPENSE                        (538)      (503)   (1,046)       (937)
OTHER INCOME, net                         87        296       110         811

LOSS BEFORE INCOME TAXES              (2,871)    (3,942)   (7,000)     (3,088)

INCOME TAX BENEFIT                    (1,148)    (1,571)   (2,799)     (1,229)

NET LOSS                            $ (1,723)  $ (2,371) $ (4,201)   $ (1,859)


LOSS PER SHARE                      $  (0.03)  $  (0.05) $  (0.08)   $  (0.04)

WEIGHTED AVG. COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING        49,733     49,457    49,715      49,669



The accompanying notes are an integral part of these consolidated statements.


             EXECUTONE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                       Six Months Ended
(In thousands)                                             June 30,
                                                      1998          1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                          $(4,201)     $ (1,859)
  Adjustments to reconcile net loss to net cash
  used by operating activities:
    Depreciation and amortization                     1,777         1,512
    Benefit for income taxes not currently payable   (2,799)       (1,229)
    Noncash expenses, including noncash interest
      expense, noncash provision for losses on
      accounts receivable and income from
      equity investment                                 165           171
  Change in working capital items:
    Accounts receivable                               2,077         8,722
    Inventories                                      (3,094)      (10,783)
    Accounts payable and accruals                      (917)       (2,643)
    Restricted cash                                   5,084           ---
    Other working capital items                          48           706

NET CASH USED BY OPERATING ACTIVITIES                (1,860)       (5,403)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                   (519)       (1,586)
  Investment in Unistar                              (3,770)       (2,547)
  Other, net                                           (384)         (948)

NET CASH USED BY INVESTING ACTIVITIES                (4,673)       (5,081)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under revolving credit facility           1,195          ---
  Repayments of other long-term debt                    (571)        (585)
  Repurchase of stock                                    ---       (5,412)
  Proceeds from issuance of stock                         83          703

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES         707       (5,294)

DECREASE IN CASH AND CASH EQUIVALENTS                 (5,826)     (15,778)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD        7,727       27,696

CASH AND CASH EQUIVALENTS - END OF PERIOD           $  1,901     $ 11,918


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

For the six-month periods ended June 30, 1998 and 1997, the Company made cash payments for income taxes of approximately
$59,000 and $389,000, respectively.

NOTE D - EARNINGS PER SHARE

Earnings per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents (which include stock options and warrants) outstanding during the periods. Common stock equivalents, the convertible preferred stock and the convertible debentures which are antidilutive have been excluded from the computations.

A reconciliation of the Company's loss per share calculations for the three-month and six-month periods ended June 30, 1998 and 1997, respectively, is as follows:

                                                                 Per Share
(in thousands, except for per share amounts)   Loss      Shares    Amount
For the three months ended June 30, 1998:
Basic and Diluted Loss Per Share:           $(1,723)     49,733    $(0.03)

For the three months ended June 30, 1997:
Basic and Diluted Loss Per Share:           $(2,371)     49,457    $(0.05)

For the six months ended June 30, 1998:
Basic and Diluted Loss Per Share:           $(4,201)     49,715    $(0.08)

For the six months ended June 30, 1997:
Basic and Diluted Loss Per Share:           $(1,859)     49,669    $(0.04)


The Company's Convertible Subordinated Debentures are convertible into approximately 1.5 million shares of common stock as of June 30, 1998. The shares issuable upon conversion of the Debentures were not included in the computation of diluted earnings per share because they would be antidilutive for each of the periods presented. Due to the net losses for each of the periods presented, all stock options and warrants were antidilutive, regardless of the exercise prices. Options to purchase 823,000 and 1.5 million shares of common stock as of June 30, 1998 and 1997, respectively, were not included in the computation of diluted earnings per share for the periods presented above because of the net losses. The convertible preferred stock issued in connection with the acquisition of Unistar is antidilutive and has been excluded from the above calculations (See Note F).

In 1997, the Company adopted FAS No. 128, "Earnings per Share," effective for periods ending after December 15, 1997. As a result, the Company's reported earnings per share for prior periods were restated. Reported earnings per share as of June 30, 1997 was unchanged as a result of this accounting change.

NOTE E - INVENTORIES

Inventories are stated at lower of first-in, first-out (FIFO) cost or market and consist of the following at June 30, 1998 and December 31, 1997:

                                   June 30,      December 31,
(amounts in thousands)               1998            1997
Raw Materials                     $  3,102        $  4,672
Finished Goods                      20,351          15,764
                                  $ 23,453         $20,436


NOTE F - UNISTAR

On December 19, 1995, the Company acquired 100% of the common stock of Unistar Gaming Corporation (Unistar Gaming) for 3.7 million shares of the Company's common stock valued at $5.4 million and 350,000 shares of newly issued preferred stock valued at $7.3 million. Unistar Gaming's subsidiary, UniStar Entertainment, Inc., has an exclusive five-year contract to design, develop, finance and manage the National Indian Lottery
(NIL) for the Coeur d'Alene Tribe of Idaho ("CDA" or "the Tribe"). The NIL comprises a national telephone lottery authorized by federal law and by a compact between the State of Idaho and CDA, as well as Internet-based lottery games. In return for providing these management services to the NIL, Unistar will be paid a fee equal to 30% of the profits of the NIL. The excess of the purchase price over the value of the net liabilities assumed has been included in intangible assets and is being amortized over the five-year term of the contract commencing with the three-month period ended March 31, 1998.

The preferred stock consists of 250,000 shares of Cumulative Convertible Preferred Stock, Series A (Series A Preferred Stock) and 100,000 shares of Cumulative Contingently Convertible Preferred Stock, Series B (Series B Preferred Stock). The Series A Preferred Stock has voting rights equal to one share of common stock and will earn dividends equal to 18.5% of the consolidated retained earnings of Unistar as of the end of a fiscal period, less any dividends paid to the holders of the Series A Preferred Stock prior to such date. The Series B Preferred Stock has voting rights equal to one share of common stock and will earn dividends equal to 31.5% of the consolidated retained earnings of Unistar as of the end of a fiscal period, less any dividends paid to the holders of the Series B Preferred Stock prior to such date. All dividends on Preferred Stock are payable (i) when and as declared by the Board of Directors, (ii) upon conversion or redemption of the Series A and Series B Preferred Stock or (iii) upon liquidation. As of June 30, 1998, no dividends have accrued to the preferred stockholders. The Series A and Series B Preferred Stock is redeemable for a total of 13.3 million shares of common stock (Series A Preferred Stock for 4.925 million shares and Series B Preferred Stock for 8.375 million shares) at the Company's option. In the event that Unistar meets certain revenue and profit parameters, the Series A Preferred Stock is convertible for up to 4.925 million shares of common stock and the Series B Preferred Stock is convertible for up to 8.375 million shares of common stock (a total of an additional 13.3 million shares of common stock).

In an attempt to block the NIL, certain states filed letters under 18 U.S.C. Section 1084 to prevent the long-distance carriers from providing telephone service to the NIL. In 1995, the CDA initiated legal action against AT&T Corporation (AT&T) to compel the long-distance carriers to provide telephone service to the NIL. The CDA's position is that the lottery is authorized by the Indian Gaming Regulatory Act (IGRA) passed by Congress in 1988, that IGRA preempts state law, that 18 U.S.C.
Section 1084 is inapplicable and, therefore, that the states lack authority to issue the Section 1084 notification letters to any carrier. On February 28, 1996, the NIL was ruled lawful by the CDA Tribal Court. The CDA Tribal Court found that all requirements of IGRA have been satisfied and the Section 1084 letters issued by certain state attorneys general in an effort to interfere with the lawful operation of the NIL are invalid. In addition, the Tribal Court found that the long-distance carriers cannot refuse to provide the service requested in the action based upon 18 U.S.C. Section 1084. This ruling and a related order dated May 1, 1996 were subsequently appealed to the Tribal Appellate Court, which on July 2, 1997 affirmed the lower Tribal Court's May 1, 1996 ruling and analysis upholding the CDA's right to conduct the telephone lottery. On August 22, 1997, AT&T filed a complaint for declaratory judgment against the CDA in the U.S. District Court for the District of Idaho. The CDA has answered that complaint and filed a motion for partial summary judgment, which is currently pending. The attorneys general of nineteen states have been granted leave to submit a brief as amicus curiae in the case with respect to the Tribal Court's interpretation of IGRA and in support of the position taken by AT&T.

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

On January 28, 1998, the State of Missouri sought to dismiss voluntarily the existing case against Unistar and filed the next day, a new action against the Company, Unistar and two tribal officials, with essentially the same allegations, in a state court in a different district. The State obtained a temporary restraining order from a state judge enjoining the marketing of the Internet and telephone lottery in the State of Missouri. On February 5, 1998, the U.S. District Court for the Eastern District of Missouri ruled that this second case also should be heard in federal court, transferred the second case to the Western District of Missouri, where the original case had been filed, and dissolved the state court's temporary restraining order, effective February 9, 1998. A motion to dismiss the second case based on the sovereign immunity of all the defendants and a motion to abstain in favor of the jurisdiction of the CDA
Tribal Court are pending.   The State of Missouri has filed an
appeal of the denial of its motion to remand the case to State Court or in the alternative to grant a preliminary injunction.
On July 31, 1998, the District Court for the Western District of Missouri stayed proceedings in the case pending resolution of the pending appeals in the Eighth Circuit and proposed federal legislation.

On September 15, 1997, the State of Wisconsin filed an action in the Wisconsin State Circuit Court for Dane County against the Company, Unistar and the CDA, to permanently enjoin the US
Lottery offered by the Tribe on the Internet and managed by Unistar. The complaint alleges that the offering of the US
Lottery violates Wisconsin anti-gambling laws and that legality of the US Lottery has been misrepresented to Wisconsin residents in violation of state law. In addition to an injunction, the suit seeks restitution, civil penalties, attorneys' fees and court costs. The Company, Unistar and the CDA have removed the case to the U.S. District Court in Wisconsin. On February 18, 1998, the District Court dismissed the Tribe from the case based on sovereign immunity and dismissed the Company based on the State's failure to state a claim against the Company. Motions to dismiss the case against Unistar were denied. Unistar has appealed the denial of its motion to dismiss to the Seventh Circuit Court of Appeals. The State of Wisconsin is appealing the dismissal of the Tribe.

The Company believes, based on consultation with and opinions rendered by outside legal counsel, that the favorable rulings of the tribal courts will be affirmed by the Idaho federal court. The Company believes that Unistar also will prevail in the Missouri and Wisconsin lawsuits. However, there is no assurance of such a legal outcome.

In July 1998, the Senate passed S2260, an appropriations bill to fund the departments of Commerce, Justice and State for fiscal 1999. Many amendments were attached to this bill including a ban on Internet gaming offered by Senators John Kyl from Arizona and Richard Bryan from Nevada. The measure would make certain Internet gaming activities a crime punishable by up to four years in prison and $20,000 in fines or the total amount of gambling proceeds. The proposed ban would allow a number of exceptions, including allowing states to create their own "closed loop" computer gambling networks that do not extend to any machines out of state.

In order to become law, the measure now has to be melded with the House version (HR4276), which currently contains no prohibition of Internet gaming. The next step in the process is for the House version without a ban on Internet gaming and the Senate version with a ban on Internet gaming of the appropriation bill to go to conference to be reconciled sometime in September.

The Company is continuing to support efforts to include exceptions in these bills for gaming conducted by an Indian tribe that is authorized by IGRA. If legislation is signed into law which prohibits Internet gaming without such an exception, it will have a material adverse effect on Unistar's business as it relates to the NIL. However, the Company believes that if the final legislation includes exceptions for states to create their own computer gambling networks, it will create opportunities for Unistar to service this potential market with its ELT system (enhanced lottery terminals).

Funding for Unistar capital expenditures, including the computers and software to build the telecommunications system, is being capitalized and depreciated over the life of the management agreement. The guaranteed monthly advance of $25,000 to the CDA, which began in January 1996, will be reimbursed when the NIL is making profit distributions to Unistar. In addition, the Company has capitalized other fundings, consisting primarily of direct Unistar expenses, professional fees and other expenses, which the Company believes are reimbursable in accordance with the terms of the management agreement. Cumulative funding as described above totals $11.0 million ($3.2 million for the six-month period ended June 30, 1998) and is reflected in property and equipment or other non-current assets, as appropriate.

The Company has also funded legal and other accrued liabilities assumed as part of the acquisition of Unistar totaling, on a cumulative basis, $3.0 million ($0.6 million for the six-month period ended June 30, 1998). Such cash flows, which were previously reflected as part of the change in working capital items, are now reflected as part of the investment in Unistar in the statement of cash flows. Prior year amounts have been reclassified to conform to the current year's presentation. The investment in Unistar reflected on the statement of cash flows includes the deferred charges and assumed liabilities noted above for a cumulative total of $14.0 million ($3.8 million for the six-month period ended June 30, 1998). Since inception, the Company has also funded various Unistar expenses totaling $1.6 million (excluding depreciation and amortization), which are reflected in the Company's consolidated net income. Cumulative cash expenditures on Unistar, including Unistar expenses and amounts paid on capital lease obligations, total $15.1 million as of June 30, 1998.

During the three-month period ended June 30, 1998, certain provisions in the Management Agreement have been clarified based upon the current operational status of the NIL. These provisions relate to whether or not certain pre- and post-acquisition costs are reimbursable from the NIL. Accordingly, $5.0 million has been reclassified to other assets representing additional amounts reimbursable from the NIL, offset by a $2.8 million reduction in goodwill (reflecting pre-acquisition costs) and $2.2 million in deferred revenue (reflecting post-acquisition costs). These adjustments reflect the additional expenditures which are receivable from the NIL and will be repaid when the NIL is making profit distributions.

The Company expects to fund an additional $3 million through the end of 1998. The costs include capital expenditures for computers and software to build the telecommunications system, funds to complete the building on the CDA reservation, which is the operations center for the lottery, and various start-up and operating expenses including personnel-related costs and advertising expenses. The Company is also required to make a guaranteed payment of $300,000 per year to the CDA, which is included in the above estimates. The Company expects it will be able to obtain additional financing for these costs, if necessary.

In February 1997, the Company signed agreements with Virtual Gaming Technologies (formerly Internet Gaming Technologies (IGT)) and CasinoWorld Holdings, Ltd. (CWH). The agreements required the Company to invest $700,000 in IGT common stock in September 1996 under a previous agreement. In addition, the Company was granted a 200,000-share, five-year option set at 15% more than the price per share on the initial investment, or $3.45 per share. CWH is providing project management services overseeing the development of the software for the NIL, with the Company contracting independently for system software development. The Company will acquire all hardware for the system without financial obligation by either IGT or CWH. Approximately $800,000 in hardware costs were incurred as of June 30, 1998.

The investment in IGT is being accounted for under the cost method. All hardware costs incurred are being capitalized and depreciated over the useful life of the assets. As of June 30, 1998, $2.4 million in progress payments have been made toward the software system. Such payments are being capitalized and depreciated over the life of the asset or term of the management agreement, whichever is shorter.

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

NOTE G - UNISTAR SPINOFF

As previously announced, in April 1998, the Company's Board of Directors determined that it would be in the best interests of the shareholders of the Company to separate Executone and its wholly owned subsidiary Unistar. Under the terms of the existing preferred stock, such a separation would cause immediate conversion of the preferred stock into Executone Common Stock, creating a 21% dilution to Executone shareholders including 21% dilution of the common shareholders' interest in Unistar after the separation. On August 12, 1998, Executone reached an agreement with the preferred stockholders of Executone whereby they will receive a 15% interest in Unistar upon separation and shares of a new Unistar preferred stock that will be contingently convertible into Unistar common stock in an amount, including the common stock initially issued to them and giving effect to the conversion, equal to 34% of the Unistar common stock. The new Unistar preferred stock will retain many of the same rights as the Executone preferred stock including convertibility into additional shares of Unistar if the original milestones are met and dividend rights. As a result of the agreement, the preferred stockholders will not receive any shares of Executone in the separation.

The Company intends to separate Unistar by a distribution to its common shareholders of rights to purchase 85% of the common stock of Unistar. Unistar currently plans to distribute one right for each share of Executone common stock outstanding. Each five rights will entitle the holder to purchase one share of Unistar common stock upon payment of the exercise price of $.05 per right or a total of $.25 per

Unistar common share. Upon separation of Unistar, the Company will provide a capital contribution to Unistar which will be sufficient to fund continuing operations. Approximately half of the anticipated cash contribution will be financed from the Company's working capital and the rest will be financed through the rights offering. The Company expects there will be a public market for these rights in the event a shareholder does not wish to exercise the right during the 30-day exercise period. An investment group controlled by some of the Executone preferred shareholders has agreed to exercise, at the same exercise price, any rights that remain unexercised at the end of the exercise period.

The Company currently expects the separation of Unistar to be completed by the end of 1998.

NOTE H - SPECIAL CHARGES

During the three-month period ended June 30, 1998, the Company recorded $2.1 million in reorganization and other special charges. These charges consist of approximately $1.1 million in severance and benefit continuation costs associated with actions taken by the Company to de-layer its senior management structure, along with provision for loss relating to subleased space at the Company's corporate headquarters. During June 1998, the Company was notified by a sublessee that it would be terminating its sublease agreement for office space for which the Company is the lessee. Based upon prevailing market conditions in the area, the Company anticipates that it could be 12 to 18 months before the space can be subleased again. As a result, the Company has provided $1.0 million to reflect the rental cost during the period the space is vacant.

During the three-month period ended March 31, 1998, the Company recorded $2.3 million in reorganization and other special charges. These charges included a total of $1.5 million in severance for the Company's former Chief Executive Officer (CEO) and recruiting expenses for the new CEO, along with $0.8 million for severance and benefits resulting from a workforce reduction during January and February 1998 and facility closure costs.

NOTE I - AMENDED DISTRIBUTOR AGREEMENT

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


NOTE J - OTHER MATTERS

For the six-month periods ended June 30, 1998 and 1997, respectively, the Company made cash payments of approximately
$0.9 million and $0.8 million for interest expense on indebtedness.

During the six-month periods ended June 30, 1998 and 1997, respectively, noncash financing activities included capital lease obligations incurred in connection with computer software and equipment acquisitions of $0.5 million and $1.2 million.

For the six-month periods ended June 30, 1998 and 1997, more than 10% of the Company's revenue were derived from a single, independent distributor. Revenues from the distributor were $7.8 million and $12.9 million, respectively, for the six-month periods ended June 30, 1998 and 1997 (see Note I).
Refer to the Consolidated Statements of Cash Flows for information on all cash-related operating, investing and financing activities.

FAS No. 130, "Reporting Comprehensive Income", became effective for fiscal years beginning after December 15, 1997. This Statement does not apply to the Company because it had no items of other comprehensive income in any of the periods presented.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the costs of Start-Up Activities" (SOP 98-5). SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. In addition, the pronouncement requires that, effective January 1, 1999, previously capitalized start-up costs be expensed and classified as a cumulative effect of a change in accounting principle. The Company anticipates that approximately $2.0 million in start-up costs relating to Unistar, currently classified as assets, will be written off effective January 1, 1999 in accordance with this new pronouncement, if the separation of the Unistar business is not completed before the end of the first quarter of 1999.

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

Results of Operations

Revenues for the three-month period ended June 30, 1998 were $34.7 million, with an operating loss of $2.4 million and a net loss of $1.7 million or ($.03) per common share. These results include a $2.1 million charge, covering severance and benefits continuation costs and an accrual for idle space in the Company's corporate headquarter (see "Special Charges"). Excluding the special charges, the operating loss was $0.3 million for the three-month period ended June 30, 1998. Revenues for the three-month period ended June 30, 1997 were $34.8 million, with operating loss of $3.7 million and a net loss of $2.4 million or ($.05) per common share. Compared to the same period last year, the Company increased revenues from its independent distributors, excluding Claricom, by 11% along with increased government systems revenues. These increases were offset by the lower sales to Claricom, purchaser of the direct offices in 1996 and the Company's largest distributor, and a reduction in new installations and system upgrades by the national accounts group for the period.

For the six-month period ended June 30, 1998, revenues were $68.6 million, with an operating loss of $6.1 million and a net loss of $4.2 million or ($0.08) per share. The results include $4.5 million in special charges. The operating loss was $1.6 million, excluding the special charges. For the same period last year, revenues were $73.8 million, with an operating loss of $3.0 million and a net loss of $1.9 million or ($0.04) per share. The decrease in revenue of $5.2 million is due to the shortfall in revenue from Claricom. Revenues from the independent distributors increased 15% over the periods, along with a 30% increase in government systems revenues. The increases were offset by lower revenue from the national accounts group and reduction in new call center installations.

Sales to Claricom during the three-month periods ended June 30, 1998 and 1997, respectively, were $3.2 million and $3.5 million. For the six-month periods ended June 30, 1998 and 1997, respectively, sales to Claricom were $7.8 and $12.9, respectively, a decrease of $5.1 million. In light of the decline in purchases by Claricom, the Company amended its distributor agreement with Claricom. Effective
April 1, 1998, Claricom became a non-exclusive distributor of the Company's products in all parts of its territory (see "Other Matters").

Gross profit for the three-month period ended June 30, 1998 was $11.9 million or 34.1 % of revenue, compared to gross profit of $9.9 million or 28.5% of revenue for the same period last year. The increase in gross profit margin percentage is a result of favorable product mix in Computer Telephony and Healthcare. For the six-month period ended June 30, 1998, gross profit was $22.7 million or 33.1% of revenue compared to $24.0 million or 32.5% of revenue for the same period in 1997. The impact of lower sales volume during the 1998 period more than offset favorable variances in product mix in Computer Telephony, Healthcare and the National Accounts group.

Operating expense variances for both the three-month and six-month periods ended June 30, 1998 are favorable compared to the same periods last year. This is primarily due to the Company's cost reduction efforts which have lowered and reduced headcount. Product development and engineering costs are approximately 25% lower than the comparable three-month and six-month periods in 1997. While significantly lower that the comparable periods last year, the current level of expenditures is sufficient to maintain the Company's current and future production development efforts with its existing employees and strategic R&D partnerships. Selling, general and administrative expenses for the three-month period ended June 30, 1998 were $9.6 million or 27.6% of revenue, a decrease of $0.6 million compared to the same period in 1997. For the six-month period ended June 30, 1998, selling, general and administrative expenses were $19.2 million or 28% of sales, a decrease of $1.0 million compared to the same period in 1997. As a percentage of sales for the six-month period ended June 30, 1998, it is higher than the comparable period last year due to the lower volume.

Interest expense is higher during the three-month and six-month periods ended June 30, 1998 compared to the same periods last year due to the increased borrowings in 1998 versus 1997.

Special Charges

During the three-month period ended June 30, 1998, the Company recorded $2.1 million in reorganization and other special charges. These charges consist of approximately $1.1 million in severance and benefit continuation costs associated with actions taken by the Company to de-layer its senior management structure, along with a provision for loss relating to subleased space at the Company's corporate headquarters. During June 1998, the Company was notified by a sublessee that it would be terminating its sublease agreement for office space for which the Company is the lessee. Based upon prevailing market conditions in the area, the Company anticipates that it could be 12 to 18 months before the space can be subleased again. As a result, the Company has provided $1.0 million to reflect the rental cost during the period the space is vacant.

During the three-month period ended March 31, 1998, the Company recorded $2.3 million in reorganization and other special charges. These charges included a total of $1.5 million in severance for the Company's former Chief Executive Officer (CEO) and recruiting expenses for the new CEO, along with $0.8 million for severance and benefits resulting from a workforce reduction during January and February 1998 and facility closure costs.

Unistar

On December 19, 1995, the Company acquired 100% of the common stock of Unistar Gaming, a privately-held company which, through its wholly-owned subsidiary, UniStar Entertainment, Inc., has an exclusive five-year contract to design, develop, finance and manage the National Indian Lottery (NIL) for the Coeur d'Alene Tribe of Idaho ("CDA" or "the Tribe"). See Note F of the Notes to Consolidated Financial Statements for the terms of the agreement with the Tribe.

Unistar's original mission was to develop, install and manage a national Indian lottery accessible by telephone. Unistar developed a state-of-the-art Internet and telephone-based system providing both instant and draw lottery games, full player accounting and tracking and automatic credit or debit card clearance. As a hedge against potential adverse legal and political decisions, Unistar began investigating alternative applications and markets for its technology. Unistar has developed an Intranet option whereby the games can be played from dedicated kiosks (enhanced lottery terminals or "ELT's") located anywhere and connected to a central system. Unlike slot machines and Video Lottery Terminals (VLT's), the ELT system is a lottery system and can be deployed by a state lottery under their existing authority without additional legislation. The instant games still offer similar play action. Since growth in lottery revenues has slowed down and actually declined in some cases, a number of state lotteries are considering the deployment of the Unistar ELT system as an extension of their lottery product line.

The Company has made a significant investment in Unistar, which upon acquisition created 8% dilution to the Company's stockholders and, subsequent to the acquisition, has totaled an additional $15.1 million in cash. During the six-month period ended June 30, 1998, the Company invested $4.1 million as part of the cost to develop the software systems, building and other costs related to the project, most of which have been recorded as assets on the balance sheet. The total Unistar investment as of June 30, 1998 is $28.8 million, including $13.0 million in goodwill and the remainder consisting of property and equipment and other non-current assets, along with funded Unistar expenses. In the opinion of the Company's management, this investment is justified based upon the potential returns.

Certain provisions in the Management Agreement have been clarified based upon the current operational status of the NIL. These provisions relate to whether or not certain pre- and post-acquisition costs are reimbursable from the NIL. Accordingly, $5.0 million has been reclassified to other assets representing additional amounts reimbursable from the NIL, offset by a $2.8 million reduction in goodwill (reflecting pre-acquisition costs) and $2.2 million in deferred revenue (reflecting post-acquisition costs). These adjustments reflect the additional expenditures which are receivable from the NIL and will be repaid when the NIL is making profit distributions.

The NIL conducts business under the US Lottery trade name. The US Lottery began test marketing its Instant ticket games on the Internet in July 1997 and, on April 3, 1998, announced five new instant games on the Internet. On January 20, 1998, the US Lottery launched its first Draw game, the "Super6", a national weekly draw lottery. Tickets for the Super6 can be purchased either over the Internet or by telephone. The US Lottery also expects to announce a $10 million lottery jackpot as well as a "Pick 3" draw game later this year. As of June 30, 1998, the registered base of the US Lottery was approximately 29,000 people. Through June 30, 1998, the US Lottery has generated cumulative revenues of $8.3 million. Ticket purchases have increased by an average of 14% per month for the first six months of 1998. Assuming this level of increased ticket purchases continues through the end of the year, Unistar expects the US Lottery will be generating revenues of approximately $7 million per quarter by the end of 1998. However, based upon current results and as a result of decisions not to launch new lottery games or advertising due to legislative activity, Unistar currently expects that it will not be operating on a cash breakeven basis before the end of 1998. Due to advertising, professional fees and other startup costs, the NIL has yet to generate a profit. As a result, Unistar has not recognized any revenue under the terms of the Management Agreement as of June 30, 1998.

See Note F of the Notes to Consolidated Financial Statements for a discussion of legal issues and legislative proposals relating to Unistar.

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

The Company has conducted a review of its computer systems to identify systems that could be affected by the "Year 2000" issue. Systems that do not properly recognize such information could generate erroneous data or fail. Although the Company estimates the cost to resolve the Year 2000 issue through its current software system is less than $0.5 million, it has decided as part of its long-term information systems plan to convert to a new and more comprehensive software system which will cost approximately $2.0 million, including installation and data conversion costs. These costs will be capitalized and depreciated over the expected service life of the system beginning in 1999. The Company believes that the conversion to new software , which is currently underway and on schedule, will resolve the Year 2000 issue. However, if the conversion is not completed timely, the Year 2000 problem may have a material impact on the operations of the Company.

FAS No. 130, "Reporting Comprehensive Income" became effective for fiscal years beginning after December 15, 1997. This Statement does not apply to the Company because it had no items of other comprehensive income in any of the periods presented.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the costs of Start-Up Activities" (SOP 98-5). SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. In addition, the pronouncement requires that, effective January 1, 1999, previously capitalized start-up costs be expensed and classified as a cumulative effect of a change in accounting principle. The Company anticipates that approximately $2.0 million in start-up costs relating to Unistar, currently classified as assets, will be written off effective January 1, 1999 in accordance with this new pronouncement, if the separation of the Unistar business is not completed before the end of the first quarter of 1999.

Liquidity and Capital Resources

On August 6, 1998, the Company received a commitment for a new credit facility with Fleet Capital Corp.(FCC). The new credit facility would provide for a maximum overall credit line of $30 million consisting of a revolving line of credit for direct borrowings, with standby and trade letters of credit. Direct borrowings and letter of credit advances will be made available pursuant to a formula based on the levels of eligible accounts receivable and inventories. To minimize interest on the revolving line of credit, the Company will have the option to borrow based upon an adjusted prime borrowing rate or an adjusted eurodollar rate. The credit facility will be secured by substantially all of the Company's assets and will have a term of five years from the closing date.
Under the terms of the new credit facility, the Company would have had $14.6 million available as of June 30, 1998. The Company's liquidity, represented by cash, cash equivalents and cash availability would have been approximately $16.5 million as of June 30, 1998 compared to $28 million as of December 31, 1997.

At June 30, 1998 and December 31, 1997, cash and cash equivalents amounted to $1.9 million and $7.7 million, respectively, an decrease of $5.8 million. The decrease in cash is primarily due to the funding of operating activities. Excluding the March 1998 release of $5.1 million held in escrow since the sale of the direct offices in 1996, $6.9 million of cash was used to fund operating activities, including the payment of $2.3 million in special charges. An additional $3.8 million was used for Unistar expenditures for software development and to fund NIL operating expenses, primarily payroll-related, advertising and professional fees. Capital expenditures, debt repayment and other miscellaneous expenditures accounted for the remaining $1.4 million of cash usage for the six-month period ended June 30, 1998. Sources of cash during the six-month period ended June 30, 1998 were a result of the release of the escrow cash mentioned above and borrowings on the Company's existing credit facility of $1.2 million.

Total debt at June 30, 1998 was $16.8 million, an increase of $1.2 million from $15.6 million at December 31, 1997. The increase is due to borrowings of $1.2 million from the Company's existing credit facility, a capital lease obligation of $0.5 million incurred in connection with the acquisition of a new computer software system, and an increase to the carrying value of the convertible subordinated debentures of $0.1 million due to accretion. Debt was reduced by the repayment of $0.6 million in capital lease obligations incurred in connection with equipment and software acquisitions.

The Company believes that borrowings available under the credit facility and cash flow from operations will be sufficient to meet working capital and other requirements for the next twelve months.

Forward-Looking Statements

This Report includes certain forward-looking statements and information that are based on management's beliefs as well as on assumptions made by and information currently available to management. When used in this Report, the words "anticipate," "intend," "believe," "estimate," and similar expressions are intended to identify forward-looking statements. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, including, but not limited to, the following factors that could cause the Company's future results and stockholder values to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. The Company's forward-looking statements regarding projected results for 1998 are based on assumptions, projections and estimates regarding continuing growth of the economy, the telecommunications industry in general and specific events that may directly affect the Company's performance. The Company's markets are very competitive and some of the Company's competitors have greater financial resources that allow them to price products aggressively. These assumptions, projections and estimates include and relate to the ability of its distributors' to market the products effectively, the pricing of products in the markets in which the Company competes, the strength and effects of competition, the market's acceptance of the products offered by the Company, the timing of customer orders, decisions by intermediaries in the distribution channels regarding sales hiring and training, pricing, advertising, promotions and other areas affecting end-user demand for products, and the lack of any material disruption of product supply or demand. In addition, all forward-looking statements regarding Unistar and the US Lottery are based on the assumptions that there will not be any further deterioration in the business due to the legal/regulatory environment. If actual events differ materially from the Company's assumptions, projections and estimates, the Company's actual results could vary significantly from the performance projected in the forward-looking statements.

               PART II - OTHER INFORMATION


Item 1.        LEGAL PROCEEDINGS
               See Note F of the Notes to Consolidated Financial
               Statements in Part I, Item 1) for details on legal proceedings.

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


               EXECUTONE Information Systems, Inc.



Dated:    August 14, 1998     /s/ Stanley J. Kabala
                              Stanley J. Kabala
                              Chairman, President and
                              Chief Executive Officer



Dated:    August 14, 1998     /s/ Anthony R. Guarascio
                              Anthony R. Guarascio
                              Vice President Finance and Administration
                              Chief Financial Officer