Form 10-Q
period 1998-09-30
EXECUTONE INFORMATION SYSTEMS INC
filed 1998-11-16
CIK 725282

EXECUTONE INFORMATION SYSTEMS, INC. - 10-Q - SEPTEMBER 30, 1998


                            FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC  20549

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1998

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

The number of shares outstanding of registrant's Common Stock, $.01 par value per share, as of October 31, 1998 was 49,820,179.

                              INDEX



EXECUTONE Information Systems, Inc.

                                                         Page#
PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements

          Consolidated Balance Sheets -
          September 30, 1998 and December 31, 1997.        3

          Consolidated Statements of Operations -
          Three Months and Nine Months Ended
          September 30, 1998 and 1997.                     4

          Consolidated Statements of Cash Flows -
          Nine Months Ended September 30, 1998 and 1997.   5

          Notes to Consolidated Financial Statements.      6


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations   14



PART II.  OTHER INFORMATION                               21

          SIGNATURES                                      22

                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

      EXECUTONE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS


                                             September 30,    December 31,
(In thousands, except for share amounts)         1998             1997
                                              (Unaudited)

ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                     $   2,811       $   7,727
 Restricted cash                                     ---           5,084
 Accounts receivable, net of
   allowance of $1,160 and $1,814                 29,285          33,403
 Inventories                                      22,975          20,436
 Prepaid expenses and other current assets         3,996           4,091
       Total Current Assets                       59,067          70,741

PROPERTY AND EQUIPMENT, net                       10,834           7,767
INTANGIBLE ASSETS, net                            16,805          19,765
DEFERRED TAXES                                    22,811          18,577
OTHER ASSETS                                      30,126          22,014
                                               $ 139,643       $ 138,864

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current portion of long-term debt             $     781       $     951
 Accounts payable                                 19,177          23,009
 Accrued payroll and related costs                 3,912           3,007
 Accrued liabilities                              12,754          13,123
 Deferred revenue and customer deposits            4,484           2,541
       Total Current Liabilities                  41,108          42,631

LONG-TERM DEBT                                    23,380          14,643
OTHER LONG-TERM LIABILITIES                          963           1,092
       TOTAL LIABILITIES                          65,451          58,366

STOCKHOLDERS' EQUITY:
 Common stock: $.01 par value; 80,000,000 shares
   authorized; 49,820,179 and 49,660,359 issued
   and outstanding                                   498             497
 Preferred stock:  $.01 par value; Cumulative
   Convertible Preferred Stock (Series A),
   250,000 shares authorized, issued and
   Outstanding; Cumulative Contingently
   Convertible Preferred Stock (Series B),
   100,000 shares authorized, issued and
   outstanding                                     7,300           7,300
 Additional paid-in capital                       71,543          71,500
 Retained earnings (deficit)                      (5,149)          1,201
       Total Stockholders' Equity                 74,192          80,498
                                               $ 139,643       $ 138,864

The accompanying notes are an integral part of these consolidated balance sheets.

                                   3

          EXECUTONE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)


                                   Three Months Ended       Nine Months Ended
(In thousands, except                 September 30,           September 30,
for per share amounts)             1998          1997        1998       1997

REVENUES                         $33,605       $42,936     $102,215  $116,732

COST OF REVENUES                  23,159        28,044       69,081    77,821
 Gross Profit                     10,446        14,892       33,134    38,911

OPERATING EXPENSES:
 Product development and
  engineering                      2,413         3,202        7,466     9,939
 Selling, general and
  administrative                  10,327        10,179       29,543    30,423
 Special charges                     860           ---        5,343       ---
                                  13,600        13,381       42,352    40,362

OPERATING INCOME/(LOSS)           (3,154)        1,511       (9,218)   (1,451)

INTEREST EXPENSE                    (664)         (562)      (1,710)   (1,499)
OTHER INCOME, net                    236           372          346     1,183

INCOME/(LOSS) BEFORE TAXES        (3,582)        1,321      (10,582)   (1,767)

PROVISION/(BENEFIT) FOR
  INCOME TAXES                    (1,433)          528       (4,232)     (701)

NET INCOME/(LOSS)                $(2,149)     $    793      $(6,350) $ (1,066)


EARNINGS/(LOSS) PER SHARE        $ (0.04)     $   0.02     $  (0.13) $  (0.02)

WEIGHTED SHARES OF COMMON STOCK
 AND EQUIVALENTS OUTSTANDING      49,801        49,648       49,744    49,657






The accompanying notes are an integral part of these consolidated statements.


             EXECUTONE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                          Nine Months Ended
                                                            September 30,
(In thousands)                                            1998         1997

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                              $(6,350)   $ (1,066)
  Adjustments to reconcile net loss to net cash
  used by operating activities:
    Depreciation and amortization                         2,661       2,248
    Benefit for income taxes not currently payable       (4,232)       (701)
    Noncash expenses, including noncash interest
      expense, noncash provision for losses on
      accounts receivable and income from equity
      investment                                            250         548
  Change in working capital items:
    Accounts receivable                                   3,825       4,718
    Inventories                                          (2,665)     (5,812)
    Accounts payable and accruals                        (4,096)     (7,760)
    Restricted cash                                       5,084         ---
    Other working capital items                            (135)       (929)

NET CASH USED BY OPERATING ACTIVITIES                    (5,658)     (8,754)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                       (726)     (1,295)
  Investment in Unistar                                  (5,842)     (4,000)
  Other, net                                               (302)     (1,082)

NET CASH USED BY INVESTING ACTIVITIES                    (6,870)     (6,377)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under revolving credit facility              8,410         ---
  Repayments of other long-term debt                       (841)       (890)
  Repurchase of stock                                      (148)     (5,400)
  Proceeds from issuance of stock                           191         746

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES          7,612      (5,544)

DECREASE IN CASH AND CASH EQUIVALENTS                    (4,916)    (20,675)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD           7,727      27,696

CASH AND CASH EQUIVALENTS - END OF PERIOD              $  2,811   $   7,021


The accompanying notes are an integral part of these consolidated statements.


      EXECUTONE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


NOTE A - NATURE OF THE BUSINESS

EXECUTONE Information Systems, Inc. (the Company) develops, markets and supports voice and data communications systems. Products and services include telephone systems, voice mail systems, inbound and outbound call center systems, and specialized healthcare communications systems. The Company's UniStar Entertainment indirect subsidiary has an exclusive five-year contract ending January 2003 with the Coeur d'Alene Tribe of Idaho to design, develop, finance and manage the National Indian Lottery. Executone's products and services are sold under the EXECUTONEO, INFOSTARO, IDS, LIFESAVER and INFOSTAR/ILS brand names through a national network of independent distributors and company direct sales and service employees.

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

For the nine-month periods ended September 30, 1998 and 1997, the Company made cash payments for income taxes of approximately
$75,000 and $424,000, respectively.

NOTE D - EARNINGS PER SHARE

Earnings per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents (which include stock options and warrants) outstanding during the periods. Common stock equivalents, the convertible preferred stock and the convertible debentures which are antidilutive have been excluded from the computations.

A summary of the Company's loss per share calculations for the three-month and nine-month periods ended September 30, 1998 and 1997, respectively, is as follows:

                                                                    Per Share
(in thousands, except for per share amounts)    Loss      Shares      Amount

For the three months ended September 30, 1998:

Basic and Diluted Loss Per Share:             $(2,149)    49,801      $(0.04)

For the three months ended September 30, 1997:

Basic and Diluted Gain Per Share:             $   793     49,648      $ 0.02

For the nine months ended September 30, 1998:

Basic and Diluted Loss Per Share:             $(6,350)    49,744      $(0.13)

For the nine months ended September 30, 1997:

Basic and Diluted Loss Per Share:             $(1,066)    49,657      $(0.02)

The Company's Convertible Subordinated Debentures are convertible into approximately 1.5 million shares of common stock as of September 30, 1998. The shares issuable upon conversion of the Debentures were not included in the computation of diluted earnings per share because they would be antidilutive for each of the periods presented. In those periods where there are net losses, all stock options and warrants were antidilutive, regardless of the exercise prices. Options to purchase 313,000 and 258,000 shares of common stock as of September 30, 1998 and 1997, respectively, were not included in the computation of diluted earnings per share for those periods presented above in which there were net losses. During the three-month period ended September 30, 1998, the share amount includes 16,000 shares of dilutive stock options and warrants. The convertible preferred stock issued in connection with the acquisition of Unistar is antidilutive and has been excluded from the above calculations (See Note F).

In 1997, the Company adopted FAS No. 128, "Earnings per Share," effective for periods ending after December 15, 1997. As a result, the Company's reported earnings per share for prior periods were restated. Reported earnings per share as of September 30, 1997 was unchanged as a result of this accounting change.

NOTE E - INVENTORIES

Inventories are stated at lower of first-in, first-out (FIFO) cost or market and consist of the following at September 30, 1998 and December 31, 1997:

                                 September 30,      December 31,
(amounts in thousands)               1998               1997

Raw Materials                      $  2,537           $  4,672
Finished Goods                       20,438             15,764
                                    $22,975            $20,436

                                7

NOTE F - UNISTAR

Acquisition

On December 19, 1995, the Company acquired 100% of the common stock of Unistar Gaming Corporation (Unistar Gaming) for 3.7 million shares of the Company's common stock valued at $5.4 million and 350,000 shares of newly issued preferred stock valued at $7.3 million. Unistar Gaming's subsidiary, UniStar Entertainment, Inc., has an exclusive five-year contract to design, develop, finance and manage the National Indian Lottery
(NIL) for the Coeur d'Alene Tribe of Idaho ("CDA" or "the
Tribe"). The NIL comprises a national telephone lottery, as well as Internet-based lottery games authorized by federal law and by a compact between the State of Idaho and CDA. In return for providing these management services to the NIL, Unistar will be paid a fee equal to 30% of the profits of the NIL. The excess of the purchase price over the value of the net liabilities assumed has been included in intangible assets and is being amortized over the five-year term of the contract commencing with the three-month period ended March 31, 1998.

The preferred stock consists of 250,000 shares of Cumulative Convertible Preferred Stock, Series A (Series A Preferred Stock) and 100,000 shares of Cumulative Contingently Convertible Preferred Stock, Series B (Series B Preferred Stock). The Series A Preferred Stock has voting rights equal to one share of common stock and will earn dividends equal to 18.5% of the consolidated retained earnings of Unistar as of the end of a fiscal period, less any dividends paid to the holders of the Series A Preferred Stock prior to such date. The Series B Preferred Stock has voting rights equal to one share of common stock and will earn dividends equal to 31.5% of the consolidated retained earnings of Unistar as of the end of a fiscal period, less any dividends paid to the holders of the Series B Preferred Stock prior to such date. All dividends on Preferred Stock are payable (i) when and as declared by the Board of Directors, (ii) upon conversion or redemption of the Series A and Series B Preferred Stock or (iii) upon liquidation. As of September 30, 1998, no dividends have accrued to the preferred stockholders. The Series A and Series B Preferred Stock is redeemable for a total of 13.3 million shares of common stock (Series A Preferred Stock for 4.925 million shares and Series B Preferred Stock for 8.375 million shares) at the Company's option. In the event that Unistar meets certain revenue and profit parameters, the Series A Preferred Stock is convertible for up to 4.925 million shares of common stock and the Series B Preferred Stock is convertible for up to 8.375 million shares of common stock (a total of an additional 13.3 million shares of common stock).

Legal and Other Risks

On September 14, 1998, Unistar, the CDA and representatives of the US Department of Justice had discussions regarding a declaratory judgment to be sought jointly from the US District
Court for the District of Idaho as to whether the operation of the NIL is legal under 18 U.S.C. 1952 and 1955. Unistar was informed that the Department of Justice views such operation to be in violation of such statutes. The Company and Unistar believe, based on advice of outside counsel, that the operation of the NIL is legal. The Department of Justice has proposed that the parties file a joint stipulation of facts and cross-motions for summary judgment in the declaratory judgment action. Unistar has not yet determined whether any such joint stipulation and action for declaratory judgment is in its best interests. If
Unistar and the Department of Justice do not agree as to such a jointly pursued action, the Department of Justice may determine to commence civil or criminal proceedings against Unistar. As in the case of other pending actions described below, a decision in this proposed proceeding against Unistar and the CDA could ultimately result in the shutting down of the NIL's telephone and Internet lotteries. While this is a possible outcome, the Company and Unistar do not believe it to be the probable outcome. However, in the event that NIL's activities are suspended, the Company would have to re-evaluate the extent of impairment of its intangibles in accordance with FAS No. 121, "Accounting for the Impairment of Long-Lived Assets." The Company would also have to write off its reimbursable advances to the NIL. These events would have a material adverse effect on Unistar's current business and on the Company's financial position and results of operations.

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

On May 28, 1997, the State of Missouri brought an action in the Missouri Circuit Court in Kansas City against Unistar and the CDA to enjoin the NIL's US Lottery Internet instant games offered by the CDA and managed by Unistar. The complaint also seeks civil penalties, attorney's fees and court costs. The complaint alleged that the US Lottery violates Missouri anti-gaming laws and that the marketing and promotion of the US Lottery violate the Missouri Merchandising Practices Act. The CDA and Unistar removed the case to the U.S. District Court for the Western District of Missouri, which denied the State's subsequent motion to remand the case back to the state court. The Court also subsequently granted a motion to dismiss by CDA based on sovereign immunity. The Court denied the motion to dismiss Unistar based on sovereign immunity, although the Court indicated it might reconsider that decision. Unistar filed a motion for reconsideration of its motion for dismissal. The State of Missouri has appealed to the dismissal of the CDA to the Eighth Circuit Court of Appeals.

On January 28, 1998, the State of Missouri sought to dismiss voluntarily the existing case against Unistar and filed the next day, a new action against the Company, Unistar and two tribal officials, with essentially the same allegations, in a state court in a different district. The State obtained a temporary restraining order from a state judge enjoining the marketing of the Internet and telephone lottery in the State of Missouri. On February 5, 1998, the U.S. District Court for the Eastern District of Missouri ruled that this second case also should be heard in federal court, transferred the second case to the Western District of Missouri, where the original case had been filed, and dissolved the state court's temporary restraining order, effective February 9, 1998. A motion to dismiss the second case based on the sovereign immunity of all the defendants and a motion to abstain in favor of the jurisdiction of the CDA
Tribal Court are pending.   The State of Missouri has filed an
appeal of the denial of its motion to remand the case to State Court or in the alternative to grant a preliminary injunction.
On July 31, 1998, the District Court for the Western District of Missouri stayed proceedings in the case pending resolution of the pending appeals in the Eighth Circuit and pending federal legislation.
                              9

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

In July 1998, the Senate passed an appropriations bill to fund the departments of Commerce, Justice and State for fiscal 1999 which included as an amendment a ban on Internet gaming offered by Senators John Kyl from Arizona and Richard Bryan from Nevada. The measure would have criminalized certain Internet gaming activities but would have allowed states to create their own "closed loop" intrastate computer gambling networks. Congress adjourned without enacting any version of this Internet gaming ban into law.

The Company is supporting efforts to include exceptions in any Internet gaming bill for gaming conducted by an Indian tribe that is authorized by IGRA. If legislation is signed into law which prohibits Internet gaming without such an exception, it would have a material adverse effect on Unistar's business as it relates to the NIL. However, the Company believes that if the final legislation includes exceptions for states to create their own computer gambling networks, it will create opportunities for Unistar to service this potential market with its ELT system (enhanced lottery terminals).

There are also market risks associated with the development of the NIL. The Company believes there is a national market for the NIL based upon research into the experience of other national lotteries and the growth of the overall lottery market. In the event that the telephone and Internet lotteries do not attain the level of market acceptance anticipated by the Company, the Company would have to reevaluate its investment in Unistar.

Funding of Unistar

Funding for Unistar capital expenditures, including the computers and software to build the telecommunications system, is being capitalized and depreciated over the life of the management agreement. The guaranteed monthly advance of $25,000 to the CDA, which began in January 1996, will be reimbursed when the NIL is making profit distributions to Unistar. In addition, the Company has capitalized other fundings, consisting primarily of direct Unistar expenses, professional fees and other expenses, which the Company believes are reimbursable in accordance with the terms of the management agreement. Cumulative funding as described above totals $12.2 million ($4.8 million for the nine-month period ended September 30, 1998) and is reflected in property and equipment or other non-current assets, as appropriate.

The Company has also funded legal and other accrued liabilities assumed as part of the acquisition of Unistar totaling, on a cumulative basis, $3.1 million ($0.7 million for the nine-month period ended September 30, 1998). Such cash flows, which were previously reflected as part of the change in working capital items, are now reflected as part of the investment in Unistar in the statement of cash flows. Prior year amounts have been reclassified to conform to the current year's presentation. The investment in Unistar reflected on the statement of cash flows includes the deferred charges and assumed liabilities noted above for a cumulative total of $15.3 million ($5.5 million for the nine-month period ended September 30, 1998). Since inception, the Company has also funded various Unistar expenses totaling $1.8 million ($0.3 million for the nine-month period ended September 30, 1998, excluding depreciation and amortization), which are reflected in the Company's consolidated net income. Cumulative cash expenditures on Unistar, including Unistar expenses, amounts paid on capital lease obligations, and approximately $0.6 million related to the development of the enhanced lottery terminal (ELT) business, total $17.1 million as of September 30, 1998.

During the three-month period ended June 30, 1998, certain provisions in the Management Agreement were clarified based upon the current operational status of the NIL. These provisions relate to whether or not certain pre- and post-acquisition costs are reimbursable from the NIL. Accordingly, during that period, $5.0 million was reclassified to other assets representing additional amounts reimbursable from the NIL, offset by a $2.8 million reduction in goodwill (reflecting pre-acquisition costs) and $2.2 million in deferred revenue (reflecting post-acquisition costs). These adjustments reflected the additional expenditures receivable from the NIL and will be repaid when the NIL is making profit distributions.

The Company expects to fund an additional $3 million through the end of 1998. These costs primarily consist of various NIL and Unistar operating expenses, including personnel-related costs, advertising and legal expenses. The Company is also required to make a guaranteed payment of $300,000 per year to the CDA, which is included in the above estimates. The Company expects it will be able to obtain additional financing for these costs, if needed.

In February 1997, the Company signed agreements with Virtual Gaming Technologies (formerly Internet Gaming Technologies (IGT)) and CasinoWorld Holdings, Ltd. (CWH). The agreements required the Company to invest $700,000 in IGT common stock in September 1996 under a previous agreement. In addition, the Company was granted a 200,000-share, five-year option set at 15% more than the price per share on the initial investment, or $3.45 per share. CWH provided project management services overseeing the development of the software for the NIL, with the Company contracting independently for system software development. The Company acquired all hardware for the system without financial obligation by either IGT or CWH. Approximately $800,000 in hardware costs were incurred as of September 30, 1998.

The investment in IGT is being accounted for under the cost method. All hardware costs incurred are being capitalized and depreciated over the useful life of the assets. As of September 30, 1998, $2.7 million in progress payments have been made toward the software system. Such payments are being capitalized and depreciated over the life of the asset or term of the management agreement, whichever is shorter.

The Company periodically evaluates the recoverability of this investment in Unistar in accordance with the provisions of FAS No. 121, "Accounting for the Impairment of Long-Lived Assets" by projecting future undiscounted net cash flows for the telephone and Internet lotteries. If the sum of such cash flows is not sufficient to recover the Company's investment in Unistar, projected cash flows would then be discounted and the carrying value of Company's investment would be adjusted accordingly.

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

The Company has agreed to continue to provide financial support to Unistar until the date of closing of the Offering (the "Closing Date"), which support will not exceed an average sum of $1.5 million per quarter in accordance with the terms of the Share Exchange Agreement. The Company will also provide to Unistar, at the Closing Date, in accordance with the terms of the Share Exchange Agreement, $3.0 million in cash, and will assume responsibility for, and pay when due, expenses incurred by Unistar but not yet paid, provided, however, that the maximum of
such expenses shall not exceed $500,000.   The purpose of this
contribution from Executone is to provide Unistar with sufficient funds to continue as a going concern until Unistar achieves a break-even cash flow. In addition, Unistar will receive an estimated $2.5 million in proceeds from the Offering.

The Company currently expects the separation of UniStar to be completed during the first quarter of 1999.

NOTE H - SPECIAL CHARGES

As a result of actions taken by the Company to improve its business processes, including significant changes in its senior management structure, the Company has recorded a total of $5.3 million in reorganization and other special charges during the nine-month period ended September 30, 1998.

During the three-month period ended September 30, 1998, the Company recorded $0.9 million in loan forgiveness, severance and benefit continuation costs associated with changes in senior management, along with the associated recruiting costs for replacements.

During the three-month period ended June 30, 1998, the Company recorded approximately $1.1 million in severance and benefit continuation costs associated with actions taken to de-layer its senior management. In addition, a sublessee notified the Company that it would be terminating its sublease agreement for office space for which the Company is the lessee. As a result, the Company provided $1.0 million to reflect the rental cost during the period the space is expected to be vacant.

During the three-month period ended March 31, 1998, the Company recorded $1.5 million in severance costs for its former Chief Executive Officer (CEO) and recruiting expenses for the new CEO. It also recorded $0.8 million for severance and benefits resulting from a workforce reduction during January and February 1998 and facility closure costs.

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

NOTE J - OTHER MATTERS

For the nine-month periods ended September 30, 1998 and 1997, respectively, the Company made cash payments of approximately
$1.7 million and $1.4 million for interest expense on indebtedness.

During the nine-month periods ended September 30, 1998 and 1997, respectively, noncash financing activities included capital lease obligations incurred in connection with computer software and equipment acquisitions of $0.8 million and $1.6 million.

The Company derives more than 10% of its revenue from a single, independent distributor. Revenues from the distributor were $14.2 million and $24.3 million, respectively, for the nine-month periods ended September 30, 1998 and 1997 (see Note I). Refer to the Consolidated Statements of Cash Flows for information on all cash-related operating, investing and financing activities.

FAS No. 130, "Reporting Comprehensive Income", became effective for fiscal years beginning after December 15, 1997. This Statement does not apply to the Company because it had no items of other comprehensive income in any of the periods presented.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the costs of Start-Up Activities" (SOP 98-5). SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. In addition, the pronouncement requires that, effective January 1, 1999, previously capitalized start-up costs be expensed and classified as a cumulative effect of a change in accounting principle. The Company anticipates that approximately $2.0 million in start-up costs relating to Unistar, currently classified as assets, will be written off effective January 1, 1999 in accordance with this new pronouncement, if the separation of the Unistar business is not completed before the end of 1998.
                              13

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


In the third quarter of 1998, the Company put in motion significant changes in its business practices, which are intended to improve the Company's performance in future periods. While some of these changes had an unfavorable impact on the Company's financial results for the quarter, management believes these actions are necessary to achieve the intended future improvements.

Revenues for the third quarter of 1998 were $33.6 million, with an operating loss of $3.2 million and a net loss of $2.1 million or ($.04) per common share. These results include a $0.9 million charge, covering severance and benefits continuation costs (see "Special Charges"). Revenues for the third quarter of 1997 were $42.9 million, with operating income of $1.5 million and net income of $0.8 million or $.02 per common share. The decrease in revenue and, ultimately in profitability, was primarily attributable to lower revenues generated by the Company's independent distribution channel, including Claricom, the Company's largest distributor, and the Healthcare Communications group.

For 1998 to-date, revenues were $102.2 million, with an operating loss of $9.2 million and a net loss of $6.4 million or ($0.13) per share. The results include $5.3 million in special charges. The operating loss was $3.9 million, excluding the special charges.
For the same period last year, revenues were $116.7 million, with an operating loss of $1.5 million and a net loss of $1.1 million or ($0.02) per share. Revenue decreased 12% year over year and is primarily attributable to lower revenue from independent distribution channel.

Subsequent to September 30, 1998, the Company negotiated a significant settlement with a former supplier of the Company's videoconferencing equipment, for $5 million in cash. The settlement will be recorded in the fourth quarter as a gain. The proceeds from the settlement, which were received in the fourth quarter, were used to reduce outstanding bank borrowings.

The following discussion and analysis explains trends in the Company's financial condition and results of operations for the three-month and nine-month periods ended September 30, 1998 compared with the same periods last year. It is intended to help shareholders and other readers understand the dynamics of the Company's business and the key factors underlying its financial results. This discussion should be read in conjunction with the consolidated financial statements and notes included elsewhere in this Form 10-Q, and with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1997. Certain statements in this management's discussion and analysis constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections about the industries in which the Company operates, management's beliefs and assumptions made by management. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and
assumptions include, among others, the following:   general
economic and business conditions; demographic changes; import protection and regulation; rapid technology development and changes; timing of product introductions; the mix of products/services; industry capacity and other industry trends; and the ability of the Company to attract and retain key employees.

RESULTS OF OPERATIONS

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

REVENUE

Revenue, by business, was distributed as follows (in millions):

                     Three Months Ended        Nine Months Ended
                      9/30/98   9/30/97        9/30/98   9/30/97
Computer Telephony     $ 25.7    $ 32.6         $ 74.9    $ 87.1
Healthcare                7.9      10.3           27.3      29.6
                       $ 33.6    $ 42.9        $ 102.2   $ 116.7

Computer Telephony

Computer Telephony products range from PBX's (private branch exchanges) for small to medium-sized businesses to standards-compliant computer telephony applications, LAN and Internet-based applications, including voice mail, unified messaging, automatic call distribution (ACD), predictive dialing and wireless communications. This business targets the under-400-extension market segment. These products are marketed through independent distribution and direct sales, with the direct sales effort focused on product and service sales to National and Government Accounts.

In the third quarter of 1998, Computer Telephony revenues decreased $6.9 million, or 21%, compared to the same quarter last year. In the wholesale channel, the Company stopped offering the distributor-focused sales incentives at the end of each quarter, which often resulted in inflated distributor inventory and excessive receivables. Future incentives will be directed at stimulating end user demand, with the intent of creating value for both the end user and the distributor. An initial result of this new approach is that third quarter shipments to our independent sales channel, excluding Claricom, decreased $2.6 million compared to the third quarter of 1997. Management's intent for the new approach is to gain a clearer view of end user demand for the Company's products, which is expected to allow more effective management of the business.

The Company is also taking steps to strengthen its relationship with Claricom. During the third quarter of 1998, Claricom again purchased significant volumes at $6.4 million for the quarter.
Although this is

$3.9 million less than the same quarter in 1997, it is an increase of $3.2 million over the second quarter of 1998 and the highest level since 1997 when Claricom purchases were influenced by the old distributor contract, which required certain purchase levels to maintain exclusive distribution rights in its territories.

For 1998 to-date, the decrease in revenue compared to the same period in 1997 is primarily due to lower shipments to Claricom.

Healthcare

Healthcare products comprise nurse call systems, intercoms and room status indicators as well as more sophisticated patient reporting systems, infrared locating systems and wireless technologies. Customers include hospitals, surgical centers, nursing homes and assisted living centers.

Healthcare revenue for the third quarter of 1998 decreased $2.4 million, or 23% compared to the same period in 1997. For 1998 to-date, revenue decreased $2.3 million over the same period in 1997. These decreases were primarily the result of a change in business practice whereby the Company will no longer ship equipment to a customer site until it can complete each contracted installation phase, at which time revenue will be recognized. While there was a short-term impact on third quarter revenue recognition, this new business practice also resulted in a $0.5 million increase in the Healthcare backlog at the end of September 1998 and is expected to shorten the Company's cash conversion cycle. At the same time, the order rate for new installations declined as competitors used the Company's efforts to market this business for sale earlier in the year to create concerns with potential customers about the Company's commitment to this market and to recruit certain of the Company's sales and operations employees.

GROSS PROFIT

Gross profit margin for the third quarter was $10.4 million or
31.1 % of revenue, compared to $14.9 million or 34.7% of revenue
for the same quarter last year.   Lower margins reflect lower
fixed cost absorption due to lower volume and unfavorable channel and product mix, resulting from the changes in our quarter end sales incentives to independent distributors and lower revenue from the Healthcare business.

For 1998 to-date, gross profit was $33.1 million or 32.4% of revenue compared to $38.9 million or 33.3% of revenue for the same period in 1997. The decrease is primarily due to lower volume.

OPERATING EXPENSES

Product development expenses were $2.4 million for the third quarter of 1998, a decrease of approximately $0.8 million from the same quarter last year. The decrease is a result of cost reduction efforts and lower headcount. Product development costs are expected to remain at the current level for the fourth quarter of 1998. The same trends are evident on a year-to-date basis compared to the same period in 1997.

Selling, general and administrative expenses were $10.3 million, or 30.7% of revenue for the third quarter of 1998, compared to $10.2 million or 23.7% of revenue for the third quarter of 1997. Management believes these costs will decrease by approximately $0.6 million from the current level after the separation of the Unistar business. The unfavorable variances generated by Unistar activities, which relate to the startup of Unistar's Intranet business and legal expenses, along with higher employee benefit
costs, were partially offset by lower selling expenses.   Year-to-
date, selling, general and
administrative expenses were $29.5 million, or 28.9% of revenues, compared to $30.4 million, or 26.1% of revenue for same period in 1997. The decrease is primarily a result of lower selling expense.

SPECIAL CHARGES

During the third quarter, the Company recorded an $0.9 million special charge consisting of loan forgiveness and severance costs associated with changes in the Company's senior management structure, along with recruiting costs for replacements. The Company recorded an additional $4.4 million during the first and second quarters to cover other costs of changes to the senior management group, along with a charge for idle space on leased premises.

INTEREST AND OTHER EXPENSE

Interest expense for the quarter and year-to-date increased compared to the same periods in 1997 due to higher levels of bank borrowings in 1998. Other income, net, for the quarter and year-to-date decreased compared to the same periods in 1997 due to lower interest income on invested cash and lower royalty income.

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

Unistar's original mission was to develop, install and manage a National Indian Lottery accessible by telephone. Unistar developed a state-of-the-art Internet and telephone-based system providing both instant and draw lottery games, full player accounting and tracking and automatic credit or debit card clearance. As a hedge against potential adverse legal and political decisions, Unistar began investigating alternative applications and markets for its technology. Unistar has developed an Intranet option whereby the games can be played from dedicated kiosks (enhanced lottery terminals or "ELT's") located anywhere and connected to a central system. Unlike slot machines and Video Lottery Terminals (VLT's), the ELT system is a lottery system and can be deployed by a state lottery under their existing authority without additional legislation. The instant games still offer similar play action. Since growth in lottery revenues has slowed down and actually declined in some cases, a number of state lotteries are considering the deployment of the Unistar ELT system as an extension of their lottery product lines. The Company's efforts in this area have included presentations to several states discussing the potential utilization of this system.

The Company has made a significant investment in Unistar, which upon acquisition created 8% dilution to the Company's stockholders and, subsequent to the acquisition, has required an additional $17.1 million in cash. During the nine-month period ended September 30, 1998, the Company invested $5.8 million as part of the cost to develop the software systems, building and other costs related to the project, most of which have been recorded as assets on the balance sheet. The total Unistar investment as of September 30, 1998 is $31.0 million, including $13.0 million in intangibles and the remainder consisting of property and equipment and other non-current assets, along with funded Unistar expenses. Management believes this investment is justified based upon the potential returns.

During the second quarter of 1998, certain provisions in the Management Agreement were clarified based upon the current operational status of the NIL. These provisions relate to whether or not certain pre- and post-acquisition costs are reimbursable from the NIL. Accordingly, during the second quarter of 1998, $5.0 million was reclassified to other assets representing additional amounts reimbursable from the NIL, offset by a $2.8 million reduction in goodwill (reflecting pre-acquisition costs) and $2.2 million in deferred revenue (reflecting post-acquisition costs). These adjustments reflected the additional expenditures receivable from the NIL, to be repaid when the NIL is making profit distributions.

The NIL conducts business under the US Lottery trade name. The US Lottery began test marketing its Instant ticket games on the Internet in July 1997 and, on April 3, 1998, announced five new instant games on the Internet. On January 20, 1998, the US
Lottery launched its first Draw game, the "Super6", a national weekly draw lottery. Tickets for the Super6 can be purchased either over the Internet or by telephone. In addition, the US Lottery recently launched a series of "Pick 3" draw games, all of which are Internet and telephone-accessible. As of September 30, 1998, the registered base of US Lottery was approximately 32,000, an increase of 3,000 during the last three months. NIL revenue also has grown significantly over the last five quarters, as follows: 9/30/97 - $538,000, 12/31/97 - $1,254,000, 3/31/98 - $2,923,000, 6/30/98 -
$3,570,000, 9/30/98 - $4,168,000.  As an early stage startup business, the NIL has yet to generate a profit. As a result, Unistar has not recognized any revenue under the terms of the Management
Agreement as of September 30, 1998.

See Note F of the Notes to Consolidated Financial Statements for a discussion of legal issues and legislative proposals relating to the Unistar business.

YEAR 2000

The Company has completed a review of its computer systems to identify systems that could be affected by the "Year 2000" issue. Systems that do not properly recognize such information could generate erroneous data or fail. Although the Company estimates the cost to resolve the Year 2000 issue through its current software system is less than $0.5 million, it has decided as part of its long-term information systems plan to convert to a new and more comprehensive software system. The new system will cost approximately $2.0 million, including installation and data conversion costs. These costs will be capitalized and depreciated over the expected service life of the system beginning in 1999. Management believes that the conversion to new software, which is currently underway and on schedule, will resolve the Year 2000 issue. The few systems that will not be replaced by the new software have either already been converted or will be made compliant by the end of 1999 at minimal cost to the Company. In the event that the conversion to the new software system is not completed timely, the Year 2000 problem may have a material impact on the operations of the Company. For non-IT (non-information technology that typically includes imbedded technology such as micro-controllers) systems, the Company has reviewed its production and other equipment and determined that there are no significant Year 2000 issues. The Company has also begun seeking representations and assurances from its key vendors regarding timely Year 2000 compliance.
Other than such surveys of its vendors, the Company has not made an assessment as to whether any of its suppliers or service providers will be affected by the date change. Should the efforts of suppliers or service providers for the Company to address the Year 2000 issue prove to be inadequate, the Company's business, financial condition and results of operations may be adversely impacted. The Company does not have a contingency plan in place to deal with unforeseen conversion failures. Such a plan is currently being developed.

OTHER

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

The Amended Agreement provides the opportunity to supplement sales in the Claricom territories with additional distribution. Other distributors are in the process of being identified to sell the Company's products in certain parts of Claricom's territory. The Company estimates it will take six months to a year from the time a new distributor is assigned a territory to achieve a level of sales productivity comparable to established distributors.

FAS No. 130, "Reporting Comprehensive Income" became effective for fiscal years beginning after December 15, 1997. This Statement does not apply to the Company because it had no items of other comprehensive income in any of the periods presented.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the costs of Start-Up Activities" (SOP 98-5). SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. In addition, the pronouncement requires that, effective January 1, 1999, previously capitalized start-up costs be expensed and classified as a cumulative effect of a change in accounting principle. The Company anticipates that approximately $2.0 million in start-up costs relating to Unistar, currently classified as assets, will be written off effective January 1, 1999 in accordance with this new pronouncement, if the separation of the Unistar business is not completed before the end of 1998.

LIQUIDITY AND CAPITAL RESOURCES

On August 14, 1998, the Company entered into a new credit facility with Fleet Capital Corp. The new credit facility provides a maximum overall credit line of $30 million consisting of a revolving line of credit for direct borrowings, along with standby and trade letters of credit. Direct borrowings and letter of credit advances are made available pursuant to a formula based on the levels of eligible accounts receivable and inventories. To minimize interest on the revolving line of credit, the Company has the option to borrow based upon an adjusted prime borrowing rate or an adjusted Eurodollar rate. The credit facility is secured by substantially all of the Company's assets and has a five-year term. Under the terms of the new credit facility, the Company had approximately $6.7 million in borrowings available as of September 30, 1998. The Company's liquidity, represented by cash, cash equivalents and cash availability was $9.5 million as of September 30, 1998 compared to $28 million as of December 31, 1997.

At September 30, 1998 and December 31, 1997, cash and cash equivalents amounted to $2.8 million and $7.7 million, respectively, a decrease of $4.9 million. The decrease was mainly due to the funding of the Companies year-to-date operating losses, along with additional expenditures by Unistar for the funding of NIL operations and the development of the Intranet business.

For the nine-month period ended September 30, 1998, excluding the March 1998 release of $5.1 million held in escrow since the sale of the direct offices in 1996, $10.7 million of cash was used to fund operating activities, including the payment of approximately $3.0 million in special charges. During the same period in 1997, cash used by operating activities was $8.8 million

Cash used by investing activities totaled $6.9 million for the year-to-date, compared to $6.4 million for the same period last year. Spending primarily related to $5.8 million in expenditures for Unistar activities, an increase of $1.8 million over the same period in 1997. This was partially offset by lower capital and other expenditures.

The Company generated $7.6 million in cash from financing activities during 1998 to-date. The primary source of cash was borrowings of $8.4 million, compared to no borrowings for the same period in 1997. In 1997, the Company had sufficient cash on hand to finance its operating requirements. For the same period in 1997, the Company used $5.6 million in cash, primarily to repurchase 2.1 million shares of the Company's common stock for $5.4 million.

Total debt at September 30, 1998 was $24.2 million, an increase of $8.6 million from $15.6 million at December 31, 1997. The increase is a result of $8.4 million in bank borrowings from the Company's existing credit facility, capital lease obligations of $0.8 million incurred in connection with the acquisition of a new computer software system and miscellaneous computer and production equipment, and an increase to the carrying value of the convertible subordinated debentures of $0.2 million due to accretion. Debt was reduced by the repayment of $0.8 million in capital lease obligations incurred in connection with equipment and software acquisitions.

The Company believes that borrowings available under the credit facility and cash flow from operations will be sufficient to meet working capital and other requirements for the next twelve months.

                        PART II - OTHER INFORMATION


Item 1.        LEGAL PROCEEDINGS
               See Note F of the Notes to Consolidated Financial
               Statements in Part I, Item 1 for details on legal proceedings.

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


               EXECUTONE Information Systems, Inc.



Dated:    November 13, 1998   /s/ Stanley J. Kabala
                              Stanley J. Kabala
                              Chairman, President and Chief
                                Executive Officer



Dated:    November 13, 1998   /s/ Edward W. Stone
                              Edward W. Stone
                              Senior Vice President and Chief
                                Financial Officer