Form 10-Q/A
period 1998-09-30
EXECUTONE INFORMATION SYSTEMS INC
filed 1999-01-26
CIK 725282

EXECUTONE INFORMATION SYSTEMS, INC. - AMENDED 10Q - 9/30/98


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

                              INDEX


EXECUTONE Information Systems, Inc.

                                                             Page #
PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements

          Consolidated Balance Sheets -
          September 30, 1998 and December 31, 1997.             3

          Consolidated Statements of Operations -
          Three Months and Nine Months Ended
          September 30, 1998 and 1997.                          4

          Consolidated Statements of Cash Flows -
          Nine Months Ended September 30, 1998 and 1997.        5

          Notes to Consolidated Financial Statements.           6


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations        15



PART II.  OTHER INFORMATION                                    23

          SIGNATURES                                           24

                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

      EXECUTONE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                                             September 30,    December 31,
(In thousands, except for share amounts)         1998             1997
                                             (Unaudited)
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                     $   2,811       $   7,727
 Restricted cash                                     ---           5,084
 Accounts receivable, net of
   allowance of $1,160 and $1,814                 29,285          33,403
 Inventories                                      22,975          20,436
 Prepaid expenses and other current assets         3,996           4,091
       Total Current Assets                       59,067          70,741

PROPERTY AND EQUIPMENT, net                       10,834           7,767
INTANGIBLE ASSETS, net (Note F)                   16,805          19,765
DEFERRED TAXES                                    22,811          18,577
OTHER ASSETS (Note F)                             30,126          22,014
                                               $ 139,643       $ 138,864

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current portion of long-term debt             $     781       $     951
 Accounts payable                                 19,177          23,009
 Accrued payroll and related costs                 3,912           3,007
 Accrued liabilities                              12,754          13,123
 Deferred revenue and customer deposits            4,484           2,541
       Total Current Liabilities                  41,108          42,631

LONG-TERM DEBT                                    23,380          14,643
OTHER LONG-TERM LIABILITIES                          963           1,092
       TOTAL LIABILITIES                          65,451          58,366

STOCKHOLDERS' EQUITY:
 Common stock: $.01 par value; 80,000,000 shares
   authorized; 49,820,179 and 49,660,359 issued
   and outstanding                                   498             497
 Preferred stock:  $.01 par value; Cumulative
   Convertible Preferred Stock (Series A),
   250,000 shares authorized, issued and
   outstanding; Cumulative Contingently
   Convertible Preferred Stock (Series B),
   100,000 shares authorized, issued and
   outstanding                                     7,300           7,300
 Additional paid-in capital                       71,543          71,500
 Retained earnings (deficit)                      (5,149)          1,201
       Total Stockholders' Equity                 74,192          80,498
                                               $ 139,643       $ 138,864

The accompanying notes are an integral part of these consolidated balance sheets.

          EXECUTONE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)

                                                 Three Months Ended         Nine Months Ended
(In thousands, except for per share amounts)         September 30,           September 30,
                                                  1998         1997         1998         1997
REVENUES                                       $ 33,605      $ 42,936    $ 102,215     $116,732

COST OF REVENUES                                 23,159        28,044       69,081       77,821
 Gross Profit                                    10,446        14,892       33,134       38,911

OPERATING EXPENSES:
 Product development and engineering              2,413         3,202        7,466        9,939
 Selling, general and administrative             10,327        10,179       29,543       30,423
 Special charges                                    860           ---        5,343          ---
                                                 13,600        13,381       42,352       40,362

OPERATING INCOME/(LOSS)                          (3,154)        1,511       (9,218)      (1,451)

INTEREST EXPENSE                                   (664)         (562)      (1,710)      (1,499)
OTHER INCOME, net                                   236           372          346        1,183

INCOME/(LOSS) BEFORE TAXES                       (3,582)        1,321      (10,582)      (1,767)

PROVISION/(BENEFIT) FOR INCOME TAXES             (1,433)          528       (4,232)        (701)

NET INCOME/(LOSS)                              $ (2,149)      $   793    $  (6,350)    $ (1,066)


EARNINGS/(LOSS) PER SHARE                      $  (0.04)      $  0.02    $   (0.13)    $  (0.02)

WEIGHTED SHARES OF COMMON STOCK
 AND EQUIVALENTS OUTSTANDING                     49,801        49,648       49,744       49,657






The accompanying notes are an integral part of these consolidated statements.


             EXECUTONE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                         Nine Months Ended
(In thousands)                                             September 30,
                                                         1998          1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                            $(6,350)      $(1,066)
  Adjustments to reconcile net loss to net cash used by
  operating activities:
    Depreciation and amortization                       2,661         2,248
    Benefit for income taxes not currently payable     (4,232)         (701)
    Noncash expenses, including noncash interest
    expense, noncash provision for losses on accounts
    receivable and income from equity investment          250           548
  Change in working capital items:
    Accounts receivable                                 3,825         4,718
    Inventories                                        (2,665)       (5,812)
    Accounts payable and accruals                      (4,096)       (7,760)
    Restricted cash                                     5,084           ---
    Other working capital items                          (135)         (929)

NET CASH USED BY OPERATING ACTIVITIES                  (5,658)       (8,754)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                     (726)       (1,295)
  Investment in Unistar                                (5,842)       (4,000)
  Other, net                                             (302)       (1,082)

NET CASH USED BY INVESTING ACTIVITIES                  (6,870)       (6,377)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under revolving credit facility            8,410           ---
  Repayments of other long-term debt                     (841)         (890)
  Repurchase of stock                                    (148)       (5,400)
  Proceeds from issuance of stock                         191           746

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES        7,612        (5,544)

DECREASE IN CASH AND CASH EQUIVALENTS                  (4,916)      (20,675)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD         7,727        27,696

CASH AND CASH EQUIVALENTS - END OF PERIOD            $  2,811     $   7,021


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

NOTE E - INVENTORIES

Inventories are stated at lower of first-in, first-out (FIFO) cost or market and consist of the following at September 30, 1998 and December 31, 1997:

                                 September 30,    December 31,
(amounts in thousands)               1998             1997
Raw Materials                      $  2,537         $  4,672
Finished Goods                       20,438           15,764
                                   $ 22,975         $ 20,436

NOTE F - UNISTAR

Subsequent Event

On December 17, 1998, the United States District Court for the District of Idaho ruled in the case of AT&T vs. Coeur d'Alene Tribe that the orders previously issued by the Tribal Court upholding the legality of the US Lottery were erroneous (see Legal and Other Risks for a description of the litigation). In response to this legal decision, Unistar and the CDA have terminated operation of the NIL and the US Lottery in every state where it had been offered. As a result, Unistar has reevaluated certain of its assets in accordance with the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets. Based upon such review, management has determined that both the intangibles and the advances to the NIL have been impaired as of the date of this legal decision and will be written down to zero during the fourth quarter of 1998. As of September 30, 1998, intangibles and advances to NIL were $12,977,582 and $12,872,544, respectively. Unistar has also determined that NIL startup costs (primarily post-acquisition building costs) included in other assets is impaired. These amounts would have been written off as of January 1, 1999 in accordance with SOP 98-5. However, due to the termination of NIL operations, management has concluded that it should be written off during the fourth quarter of 1998. NIL startup costs as of September 30, 1998 included in other assets were approximately $0.7 million.

Unistar's activities to date have been primarily related to the organization of the company, developing the business and gaming systems necessary to operating a national telephone lottery and the on-line US Lottery Internet site and preparing a marketing plan for selling its technology to entities licensed to sell lottery tickets. With the termination of operations of the NIL, Unistar expects to derive its future revenues from the sale or licensing of the technology it has developed. Unistar has yet to record any revenue.

In January 1999, Unistar changed its name to eLottery, Inc.

Acquisition

On December 19, 1995, the Company acquired 100% of the common stock of Unistar Gaming Corporation (Unistar Gaming) for 3.7 million shares of the Company's common stock valued at $5.4 million and 350,000 shares of newly issued preferred stock valued at $7.3 million. Unistar Gaming's subsidiary, UniStar Entertainment, Inc., has an exclusive five-year contract to design, develop, finance and manage the National Indian Lottery
(NIL) for the Coeur d'Alene Tribe of Idaho ("CDA" or "the Tribe"). The NIL comprised a national telephone lottery, as well as Internet-based lottery games authorized by federal law and by a compact between the State of Idaho and CDA. In return for providing these management services to the NIL, Unistar was to be paid a fee equal to 30% of the profits of the NIL. The excess of the purchase price over the value of the net liabilities assumed was included in intangible assets and was being amortized over the five-year term of the contract commencing with the three-month period ended March 31, 1998. With the termination of NIL operations, intangible assets will be written off in the fourth quarter of 1998 (See Subsequent Event).

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

Legal and Other Risks

On October 16, 1995, the CDA filed an action entitled Coeur d'Alene Tribe v. AT&T Corp. in the Tribal Court, located in Plummer, Idaho (Case No. C195-097): (i) requesting a ruling that the NIL was legal under IGRA, that IGRA preempts state laws on the subject of Indian gaming, that Section 1084 was inapplicable and that therefore the states lacked authority to issue Section 1084 notification letters to any long-distance carrier; and (ii) seeking an injunction preventing AT&T from refusing to provide telephone service to the NIL. The CDA position was based on its view that all NIL gaming activity was occurring on "Indian lands" as required by IGRA. On February 28, 1996, the Tribal Court ruled: (i) that all requirements of IGRA have been satisfied;
(ii) that Section 1084 is inapplicable and the states lack jurisdiction to interfere with the NIL; and (iii) that AT&T cannot refuse service to the NIL. This ruling and a related order dated May 1, 1996 were subsequently appealed to the Tribal Appellate Court, which on July 2, 1997 affirmed the lower Tribal Court's May 1, 1996 ruling and analysis upholding the CDA's right to conduct the NIL telephone lottery. On August 22, 1997, AT&T filed a complaint for declaratory judgment against the CDA in the
U. S. District Court for the District of Idaho, to obtain a federal court ruling on the validity and enforceability of the Tribal Court ruling. On December 17, 1998, that Court issued an opinion and order denying the motions and counter-claims of the CDA and granting declaratory judgment in favor of AT&T upholding the position of AT&T and the amici. The District Court ruled that not all of the NIL gaming activity was occurring on "Indian lands," that IGRA did not apply as a result and that IGRA did not preempt the operation of state laws with respect to the NIL. In so ruling, the District Court overruled the prior decisions of the Tribal Courts that ruled the NIL was legal under IGRA. In response to that decision, Unistar and the CDA terminated operations of the NIL and the US Lottery to every state where it had been offered. The CDA has filed a notice of appeal of the District Court decision; however, Unistar will not participate in or fund any appeal of this ruling.

On September 14, 1998, the CDA, Unistar and representatives of the U.S. Department of Justice had discussions regarding a declaratory judgment to be sought jointly from the U.S. District Court for the District of Idaho as to whether the operation of the NIL is legal under 18 U.S.C. 1952 and 1955. Unistar was informed that the Department of Justice views such operation to be in violation of such statutes. Executone and Unistar believed, based on advice of their counsel, Hunton & Williams, that the operation of the NIL was legal. The Department of Justice proposed that the parties file a joint stipulation of facts and cross-motions for summary judgment in the declaratory judgment action. In light of the Idaho Federal District Court opinion and the termination of the NIL and the US Lottery, Unistar has requested confirmation from the Department of Justice that no further action will be taken.

On May 28, 1997, the Attorney General of the State of Missouri brought an action in the Circuit Court of Jackson County, Missouri, against the CDA and UniStar Entertainment seeking to enjoin the NIL games offered by the CDA over the Internet and managed by UniStar Entertainment. The complaint also sought civil penalties, attorneys fees and court costs. The complaint alleged that the NIL violates Missouri anti-gambling laws and that the marketing of the games violates the Missouri Merchandising Practices Act. UniStar Entertainment and the CDA removed the case to the U.S. District Court for the Western District of Missouri, which denied the State's subsequent motion to remand back to the state court. The court also subsequently granted a motion to dismiss the CDA from this case based on sovereign immunity. The court preliminarily denied a motion to dismiss UniStar Entertainment based on sovereign immunity, although the court indicated it might reconsider that decision. UniStar Entertainment filed a motion for reconsideration of its motion for dismissal. The State of Missouri appealed the dismissal of the CDA to the Eighth Circuit Court of Appeals.

On January 28, 1998, the State of Missouri sought to dismiss voluntarily the existing federal case against UniStar Entertainment and the next day filed a new action against Executone, UniStar Entertainment and two tribal officials, with essentially the same allegations, in state court. On February 5, 1998, the U.S. District Court for the Eastern District of Missouri ruled that this second case also should be heard in federal court, transferred the second case to the Western District of Missouri where the original case had been filed, and dissolved a state court temporary restraining order. A motion to dismiss the second case based on the sovereign immunity of all the defendants and a motion to abstain in favor of the jurisdiction of the Coeur d'Alene Tribal Court are pending. The State of Missouri appealed to the Eighth Circuit the denial of its motion to remand the case to state court or, in the alternative, to seek a preliminary injunction.

On January 6, 1999, the Eighth Circuit dismissed Missouri's appeal from the Eastern District of Missouri. In the same opinion, the Eight Circuit vacated the decisions from the Western District of Missouri as to the CDA and remanded that case to the Western District for a hearing on whether the Internet games of the NIL are gaming activities "on Indian lands." The Eighth Circuit also held valid Missouri's voluntary dismissal of UniStar Entertainment from the Western District lawsuit. On January 20, 1999, the CDA filed a motion for reconsideration and suggestion for rehearing en banc of the portion of the Eight Circuit's opinion regarding the CDA. In light of the termination of the NIL and the US Lottery, Unistar will seek dismissal of the Missouri actions.

On September 15, 1997, the State of Wisconsin, by its Attorney General, filed an action in the Wisconsin State Circuit Court for Dane County against Executone, UniStar Entertainment and the CDA, to permanently enjoin the NIL offered by the CDA on the Internet. The complaint alleged that the offering of the NIL violates Wisconsin anti-gambling laws and that legality of the NIL had been misrepresented to Wisconsin residents in violation of state law. In addition to an injunction, the suit seeks restitution, civil penalties, attorneys' fees and court costs. Executone, UniStar Entertainment and the CDA have removed the case to the U.S. District Court in Wisconsin. On February 18, 1998, the District Court dismissed the CDA from the case based on sovereign immunity and dismissed Executone based on the State's failure to state a claim against Executone. The State of Wisconsin appealed the dismissal of the CDA to the Seventh Circuit Court of Appeals. A motion to dismiss the case against UniStar Entertainment on the basis of sovereign immunity were denied. UniStar Entertainment has appealed the denial of its motion to dismiss to the Seventh Circuit Court of Appeals. In light of the termination of the NIL and the US Lottery, Unistar will seek dismissal of this action.

Funding of Unistar

Funding for Unistar capital expenditures, including the computers and software to build the telecommunications system, is being capitalized and depreciated over the life of the management agreement. The guaranteed monthly advance of $25,000 to the CDA, which began in January 1996, was to be reimbursed when the NIL began making profit distributions to Unistar (See Subsequent Event). In addition, the Company capitalized other fundings, consisting primarily of direct Unistar expenses, professional fees and other expenses, which the Company believed would be reimbursable in accordance with the terms of the management agreement (See Subsequent Event). Cumulative funding as described above totals $12.2 million ($4.8 million for the nine-month period ended September 30, 1998) and is reflected in property and equipment or other non-current assets, as appropriate.

The Company also funded legal and other accrued liabilities assumed as part of the acquisition of Unistar totaling, on a cumulative basis, $3.1 million ($0.7 million for the nine-month period ended September 30, 1998). Such cash flows, which were previously reflected as part of the change in working capital items, are now reflected as part of the investment in Unistar in the statement of cash flows. Prior year amounts have been reclassified to conform to the current year's presentation. The investment in Unistar reflected on the statement of cash flows includes the deferred charges and assumed liabilities noted above for a cumulative total of $15.3 million ($5.5 million for the nine-month period ended September 30, 1998). Since inception, the Company has also funded various Unistar expenses totaling $1.8 million ($0.3 million for the nine-month period ended September 30, 1998, excluding depreciation and amortization), which are reflected in the Company's consolidated net income. Cumulative cash expenditures on Unistar, including Unistar expenses, amounts paid on capital lease obligations, and approximately $0.6 million related to the development of the enhanced lottery terminal (ELT) business, total $17.1 million as of September 30, 1998.

During the three-month period ended June 30, 1998, certain provisions in the Management Agreement were clarified based upon the then-operational status of the NIL. These provisions related to whether or not certain pre- and post-acquisition costs were reimbursable from the NIL. Accordingly, during that period, $5.0 million was reclassified to other assets representing additional amounts reimbursable from the NIL, offset by a $2.8 million reduction in goodwill (reflecting pre-acquisition costs) and $2.2 million in deferred revenue (reflecting post-acquisition costs). All such amounts will be written off in the fourth quarter of 1998 (See Subsequent Events).

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

The Company periodically evaluates the recoverability of this investment in Unistar in accordance with the provisions of FAS No. 121, "Accounting for the Impairment of Long-Lived Assets" by projecting future undiscounted net cash flows for the telephone and Internet lotteries. If the sum of such cash flows is not sufficient to recover the Company's investment in Unistar, projected cash flows would then be discounted and the carrying value of Company's investment would be adjusted accordingly.
Both intangibles and the advance to the NIL have been impaired and will be written off in the fourth quarter of 1998 (See Subsequent Event).

NOTE G - UNISTAR SPINOFF

As previously announced, in April 1998, the Company's Board of Directors determined that it would be in the best interests of the shareholders of the Company to separate Executone and its wholly owned subsidiary Unistar. On August 12, 1998, Executone reached an agreement with the preferred stockholders of Executone whereby they will exchange all of their Executone preferred stock for a 15% interest in Unistar upon separation and shares of a new Unistar preferred stock that will be contingently convertible into Unistar common stock in an amount, including the common stock initially issued to them and giving effect to the conversion, equal to 34% of the Unistar common stock. The new Unistar preferred stock will retain many of the same rights as the Executone preferred stock including convertibility into additional shares of Unistar if the original milestones are met and dividend rights. As a result of the agreement, the preferred stockholders will not receive any shares of Executone in the separation.

The Company intends to separate Unistar by a distribution to its common shareholders of 85% of the common stock of Unistar. Executone currently plans to distribute one share of Unistar common stock for every five shares of Executone common stock outstanding.

The Company has agreed to continue to provide financial support to Unistar until the date of closing of the transaction (the "Closing Date"), which support will not exceed an average sum of $1.5 million per quarter in accordance with the terms of the Share Exchange Agreement. The Company will also provide to Unistar, at the Closing Date, in accordance with the terms of the Share Exchange Agreement, $3.0 million in cash, plus an additional amount in cash based upon when the transaction is to be consummated as follows:

   Transaction           Cash Payable by
   Consummated By:       Executone
   March 31, 1999        $2.5 million
   April 30, 1999        $2.0 million
   May 31, 1999          $1.5 million
   June 30, 1999         $1.0 million

If the transaction is consummated after June 30, 1999, then the additional amount of cash shall be $500,000. At the Closing Date, Executone also will assume responsibility for, and pay when due, expenses incurred by Unistar but not yet paid, provided, however, that the maximum of such expenses shall not exceed $500,000. The purpose of this contribution from Executone is to provide Unistar with sufficient funds to continue as a going concern until Unistar
achieves a break-even cash position.   These anticipated cash
contributions will be financed from the Company's working capital and its credit facility.

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

In April 1998, the American Institute of Certified Public
Accountants issued Statement of Position 98-5, "Reporting on the costs of Start-Up Activities" (SOP 98-5). SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. In addition, the pronouncement requires that, effective January 1, 1999, previously capitalized start-up costs be expensed and classified as a cumulative effect of a change in accounting principle. Approximately $2.0 million in such costs, currently classified as other assets and intangible assets, would have been written off as of January 1, 1999 in accordance with SOP 98-5. However, due to the termination of NIL operations, management has concluded that these costs will be written off during the fourth quarter of 1998.

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

Unistar and the CDA have terminated operation of the NIL and the US Lottery pursuant to a legal decision issued December 17, 1998 in AT&T vs. Coeur d'Alene (See Unistar discussion and Note F in the Notes to Consolidated Financial Statements).

The following discussion and analysis explains trends in the Company's financial condition and results of operations for the three-month and nine-month periods ended September 30, 1998 compared with the same periods last year. It is intended to help shareholders and other readers understand the dynamics of the Company's business and the key factors underlying its financial results. This discussion should be read in conjunction with the consolidated financial statements and notes included elsewhere in this Form 10-Q, and with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1997. Management believes that certain statements in this management's discussion and analysis constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections about the industries in which the Company operates, management's beliefs and assumptions made by management. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and
assumptions include, among others, the following:   general
economic and business conditions;

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

OPERATING EXPENSES

Product development expenses were $2.4 million for the third quarter of 1998, a decrease of approximately $0.8 million from the same quarter last year. The decrease is a result of cost reduction efforts and lower headcount. Product development costs are expected to remain at the current level for the fourth quarter of 1998. The same trends are evident on a year-to-date basis compared to the same period in 1997. Selling, general and administrative expenses were $10.3 million, or 30.7% of revenue for the third quarter of 1998, compared to $10.2 million or 23.7% of revenue for the third quarter of 1997. Management believes these costs will decrease by approximately $0.6 million from the current level after the separation of the Unistar business. The unfavorable variances generated by Unistar activities, which relate to the startup of Unistar's

Intranet business and legal expenses, along with higher employee benefit costs, were partially offset by lower selling expenses. Year-to-date, selling, general and administrative expenses were $29.5 million, or 28.9% of revenues, compared to $30.4 million, or 26.1% of revenue for same period in 1997. The decrease is primarily a result of lower selling expense.

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

UNISTAR

In response to the legal decision issued December 17, 1998 in AT&T vs. Coeur d'Alene Tribe, Unistar and the CDA have terminated operation of the NIL and the US Lottery. As a result, Unistar has reevaluated certain of its assets in accordance with the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets. Based upon such review, management has determined that both the intangibles and the advances to the NIL have been impaired as of the date of this legal decision and will be written down to zero during the fourth quarter of 1998. As of September 30, 1998, intangibles and advances to NIL were $12,977,582 and $12,872,544, respectively. Unistar has also determined that NIL startup costs (primarily post-acquisition building costs) included in other assets is impaired. These amounts would have been written off as of January 1, 1999 in accordance with SOP 98-5. However, due to the termination of NIL operations, management has concluded that it should be written off during the fourth quarter of 1998. NIL startup costs as of September 30, 1998 included in other assets were approximately $0.7 million.

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

During the second quarter of 1998, certain provisions in the Management Agreement were clarified based upon the then-operational status of the NIL. These provisions relate to whether or not certain pre- and post-acquisition costs were reimbursable from the NIL. Accordingly, during the second quarter of 1998, $5.0 million was reclassified to other assets representing additional amounts reimbursable from the NIL, offset by a $2.8 million reduction in goodwill (reflecting pre-acquisition costs) and $2.2 million in deferred revenue
(reflecting post-acquisition costs).   With the termination of
NIL operations, all such amounts will be written off in the fourth quarter of 1998.

Prior to the termination of its operation, the NIL conducted business under the US Lottery trade name. The US Lottery began test marketing its Instant ticket games on the Internet in July 1997 and, on April 3, 1998, announced five new instant games on the Internet. On January 20, 1998, the US Lottery launched its first Draw game, the "Super6", a national weekly draw lottery.
In addition, the US Lottery also launched a series of "Pick 3" draw games, all of which were Internet or telephone-accessible. As of September 30, 1998, the registered base of US Lottery was approximately 32,000, an increase of 3,000 during the last three months. NIL revenue also has grown significantly over the last five quarters, as follows: 9/30/97 - $538,000, 12/31/97 -
$1,254,000, 3/31/98 - $2,923,000, 6/30/98 - $3,570,000, 9/30/98 -
$4,168,000. As an early stage startup business, the NIL did not generate a profit. As a result, Unistar has not recognized any revenue under the terms of the Management Agreement as of September 30, 1998.

See Note F of the Notes to Consolidated Financial Statements for a discussion of the impact of the termination of NIL operations, legal issues and legislative proposals relating to the Unistar business.

YEAR 2000

Status

The Company has completed a review of its computer systems to identify systems that could be affected by the "Year 2000" issue.
Systems that do not properly recognize such information could generate erroneous data or fail. Although the Company estimates the cost to resolve the Year 2000 issue through its current software system is less than $0.5 million, it has decided as part of its long-term information systems plan to convert to a new and more comprehensive software system for its information technology
(IT) infrastructure. The new system will cost approximately $2.0 million, including installation and data conversion costs. The
Company expects the new system to be operational by the end of the first quarter of 1999. The costs for the new system will be capitalized and depreciated over the expected service life of the system beginning in 1999. Implementation of the new system began during the third quarter of 1998. The Company has incurred approximately $650,000 through September 30,1998, primarily for the purchase of software licenses and certain system hardware.
In addition, the Company has completed the system blueprint, the first significant milestone in the project. Blueprinting is the evaluation and documentation of system requirements on a process by process basis and serves as the framework for the configuration of the system and the installation process. As of September 30, 1998, it is estimated that the installation process is approximately
10% - 20% complete. Management believes that the conversion to new software, which is currently underway and on schedule, will resolve the Year 2000 issue as it relates to its IT infrastructure. There are several peripheral systems that will not be replaced by the new software. These systems are being made compliant using the Company's internal resources, which have been redeployed from other projects. The remedial effort is approximately 50% complete and is scheduled to be 100% complete by the second quarter of 1999.
The total remedial cost for these systems is approximately
$50,000, of which approximately $25,000 has been incurred as of September 30, 1998.

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

Risk Assessment

Although the Company believes that internal Year 2000 compliance will be achieved by December 31, 1999, there can be no assurance that the Year 2000 problem will not have a material adverse affect on the Company's business, financial condition and results of operations. The failure by the Company to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Presently, the Company perceives that the most reasonably likely worst case scenario related to the Year 2000 issue is associated with potential concerns with the ability of third party vendors to provide products used in the manufacturing process. A significant disruption in the product manufacturing process could prevent the Company from completing new installations or system upgrades and enhancements for its customers. This would adversely affect the Company's results of operations, liquidity and financial condition. The Company is not presently aware of any vendor-related Year 2000 issue that is likely to result in such a disruption.

Contingency Plan

The Company does not yet have a contingency plan in place to deal with unforeseen conversion failures. Such a plan is currently being developed and will include the identification of a team of employees to be on call during the millennium change to monitor key systems, providing for backup power sources and data retention and recovery procedures for critical business data.
The contingency plan is expected to be in place by June 1999.

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

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the costs of Start-Up Activities" (SOP 98-5). SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. In addition, the pronouncement requires that, effective January 1, 1999, previously capitalized start-up costs be expensed and classified as a cumulative effect of a change in accounting principle. Approximately $2.0 million in such costs, currently classified as other assets and intangible assets, would have been written off as of January 1, 1999 in accordance with SOP 98-5. However, due to the termination of NIL operations, management has concluded that these costs will be written off during the fourth quarter of 1998.

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

For the nine-month period ended September 30, 1998, excluding the March 1998 release of $5.1 million held in escrow since the sale of the direct offices in 1996, $10.7 million of cash was used to fund operating activities, including the payment of approximately $3.0 million in special charges. During the same period in 1997, cash used by operating activities was $8.8 million.

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


               EXECUTONE Information Systems, Inc.



Dated:    January 25, 1999        /s/ Stanley J. Kabala
                                  Stanley J. Kabala
                                  Chairman, President and Chief
                                  Executive Officer



Dated:    January 25, 1999        /s/ Edward W. Stone
                                  Edward W. Stone
                                  Senior Vice President and Chief
                                  Financial Officer