Form 10-K405
period 1998-12-31
EXECUTONE INFORMATION SYSTEMS INC
filed 1999-04-15
CIK 725282

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

The aggregate market value of the common stock held by non-affiliates of the registrant (assuming for this purpose that all executive officers and directors of the registrant are affiliates) as of February 26, 1999 was $120,326,322, based on the last sale price for the common stock on that date.

The number of shares outstanding of the registrant's only class of common stock, $.01 par value per share, as of February 26, 1999, was 49,425,628.

                       DOCUMENTS INCORPORATED BY REFERENCE

None

                                TABLE OF CONTENTS

Item                                                                          Page
----                                                                          ----
PART I
1.      Business                                                                1
2.      Properties                                                              21
3.      Legal Proceedings                                                       21
4.      Submission of Matters to a Vote of Security Holders                     23

PART II

5.      Market for Registrant's Common Equity and Related Stockholder Matters   24
6.      Selected Financial Data                                                 24
7.      Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                   25
7A.     Quantitative and Qualitative Disclosures About Market Risk              34
8.      Financial Statements and Supplementary Data                             35
9.      Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure                                     64

PART III

10.     Directors and Executive Officers of the Registrant                      65
11.     Executive Compensation                                                  69
12.     Security Ownership of Certain Beneficial Owners and Management          79
13.      Certain Relationships and Related Transactions                         82

PART IV

14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K         86

PART I

ITEM 1.    BUSINESS

General

         EXECUTONE Information Systems, Inc. ("Executone" or the "Company") develops, markets and supports voice and data communications systems. Products and services include telephone systems, voice mail systems, in-bound and out-bound call center systems and specialized healthcare communications and workflow management systems. Executone's products are sold under the EXECUTONE, INFOSTAR, IDS, LIFESAVER, and INFOSTAR/ILS brand names through a national network of independent distributors and direct sales and service employees. The Company's eLottery, Inc. subsidiary develops, provides and maintains Internet, intranet and telephone communications, accounting, database and other applications and services for use by the domestic and international lottery market. Capitalized product names used in this report are registered or unregistered trademarks of the Company or its subsidiaries except where specifically identified with products of an unaffiliated company.

         Executone's executive offices are located at 478 Wheelers Farms Road, Milford, Connecticut 06460, telephone (203) 876-7600. The common stock of Executone (the "Common Stock") is traded on the NASDAQ National Market System under the symbol "XTON", and its Convertible Subordinated Debentures due 2011 (the "Debentures") trade on the NASDAQ system under the symbol "XTONG".

Recent Developments

         In 1998 the Board of Directors determined that it is in the best interests of the shareholders of Executone to separate the business of the Company's eLottery, Inc. subsidiary (formerly named UniStar Gaming Corp.) from the operations of its computer telephony and healthcare communications businesses. On March 29, 1999, the Board of Directors announced that it had been exploring various alternatives to the previously announced spin off of eLottery's common stock to the shareholders of Executone to accomplish the separation of eLottery Inc. from Executone's core businesses. The Company announced that it will divest its core telephony and healthcare businesses and change the name of the Company to "eLottery, Inc." At the same time, the Board of Directors announced that it had received an offer for those businesses from a group lead by Stanley J. Kabala, Chairman and Chief Executive Officer of Executone, and that it has formed a special committee of the Board, chaired by outside director Louis Adler, to accomplish the divestiture. The offer from management is in the range of $70 million and is subject to a number of conditions including negotiation of a definitive agreement, financing, the waiver or expiration of a pre-existing right of first offer, and approval of the Executone shareholders. A final decision as to the method of divesting this business has not been made by the Board of Directors. The Board of Directors stated that its analysis of the proposed sale transaction is that it creates more value for Executone's shareholders than the spin off of the eLottery common stock with its tax consequences for which the Company had previously filed a registration statement. Accordingly, the Company terminated the previously filed registration statement. The proceeds of any sale of the core businesses will remain in the Company to help it accelerate the achievement of eLottery's business plans. At the conclusion of the transaction and subject to shareholder approval, Executone Information Systems would be renamed eLottery.

         On April 7, 1999, the Company announced that it had received approval from 100% of its preferred shareholders to terminate the Share Exchange Agreement dated

August 12, 1998, as amended December 22, 1998, which was entered into to facilitate the eLottery spin off. In connection with the termination of the Share Exchange Agreement, Executone agreed to redeem its outstanding preferred stock by converting it into common stock pursuant to its original terms. The preferred stock was created when Executone purchased eLottery's predecessor company, Unistar Gaming Corp., in 1995. The redemption of the preferred stock, which will occur in the second quarter of 1999, increases the ownership percentage of the existing common stockholders compared to the previous Share Exchange Agreement. Under the terminated Share Exchange Agreement, preferred holders had the right to convert their Executone preferred stock into 15% of eLottery with the potential to reach 34% ownership upon the achievement of certain milestones. With the redemption, the preferred holders will hold 21% of Executone's common equity and will no longer be entitled to a preferred dividend of 50% of eLottery's earnings.

Overview of Business and Strategy

         The Company's revenues are derived primarily from product sales to distributors and direct sales to healthcare, national accounts and government customers. The Company also derives revenue from installations, additions, changes, upgrades or relocation of previously installed systems, maintenance contracts, and service charges to the existing base of healthcare, national account and government customers. The Company's products and services are marketed and sold through a national network of independent distributors and Company direct sales and service employees.

         The Company's Computer Telephony business offers value-added products and services to the small to medium-sized business customer and to smaller locations of large commercial and governmental organizations. The Company's integrated digital telephone systems provide the platform for other flexible voice and data software applications, including software applications offered by the Company that are designed to enhance the customer's ability to communicate, obtain and manage information. The Company's call center management products integrate a computerized digital telephone system platform with high-volume inbound, outbound and internal call processing systems, including automatic call distribution systems, predictive dialing systems, and scripting software to assist agents handling calls.

         The Company's Healthcare Communications business develops, manufactures, sells and services nurse and patient communication systems, the INFOSTAR/ILS infrared locator system, products that integrate voice and data between such systems, telephone systems and healthcare information systems. The Company's healthcare communications products are designed to increase productivity, flexibility and efficiency in hospital operations and improve patient care. Executone has been a recognized name in the healthcare communications market segment for many years with its LIFESAVER and CARE/COM II-E nurse call systems. The Company markets software applications specific to hospital and nursing homes to help improve patient care and service and resolve labor intensive tasks.

         On December 19, 1995, the Company acquired 100% of the common stock of Unistar Gaming Corp., a Delaware corporation, which was renamed eLottery, Inc. in January 1999 ("eLottery"). eLottery's subsidiary, UniStar Entertainment, has an exclusive five-year contract ending January 2003 to design, develop, finance, and manage the National Indian Lottery for the Coeur d'Alene Tribe of Idaho. UniStar Entertainment provided development and management of the software, network design and call center applications for the National Indian Lottery's operations until December 17, 1998, when National Indian Lottery operations were terminated in response to an adverse legal decision. See" Legal Proceedings."

         eLottery is pursuing opportunities to become a web-based retailer of lottery services and to license its systems and services to state and international lotteries. eLottery develops, provides and maintains Internet, Intranet, telephone, communications, accounting, banking, database and other applications and services to facilitate the electronic sale of new and existing lottery products worldwide. Using its past experience and market-tested products, eLottery is committed to leading the governmental lottery industry into the eCommerce market. The Company has positioned itself to become a leader in the area by addressing the many complex legal, political and social issues facing governmental lotteries as they react to the significant market changes signaled by the rapid growth in Internet sales. The Company has developed, installed and operated Internet, Intranet, telephone, communications, accounting, banking, database and other applications and services to facilitate the electronic sale of new and existing lottery products worldwide.

         eLottery has developed proprietary lottery technologies designed to take advantage of the impact that the Company believes recent advances in telecommunications and computers will have on the nature and delivery of lottery products and the support systems necessary to administer them. eLottery believes it is the first to develop and operate secure, integrated Internet, Intranet and telephone lottery gaming systems. Its Internet and Intranet systems provide for the electronic sale and support of both periodic and instant draw lottery games and instant electronic "scratch-off" games. Using eLottery's systems, lotteries will be able to electronically distribute lottery tickets for both periodic and instant draw lottery games over the Internet through its website, eLottery.com, through an Intranet, using telephony and through stand-alone custom-designed electronic lottery terminals. eLottery believes that the electronic distribution of lottery tickets through these systems will increase sales for lotteries because the systems make the purchase of tickets easier and use technology to enhance the lottery gaming experience. Subject to applicable law, the eLottery.com website can contain links to the sites of participating lotteries utilizing eLottery technologies to sell their lottery tickets over the Internet. eLottery also may sell lottery tickets as an agent for certain lottery operators. eLottery believes that its systems provide lotteries with numerous advantages relative to traditional means of distribution including player tracking ability, sale of tickets over the Internet and entertaining fast-play instant games, and that the combination of the advantages of Internet commerce and eLottery's ability to customize its systems will result in eLottery becoming an agent and leading provider of products and services for the lottery industry.

COMPUTER TELEPHONY BUSINESS

Computer Telephony Products

         The Company develops and distributes a complete line of computer telephony (CT) products that the Company believes are easy to install, easy to maintain and easy to use, and that create visible value for its customers. Products include PBXs, call center management products, standalone and LAN-based computer telephony applications, and wireless communications. Markets for the Company's products range from small- to medium-sized businesses, to call centers and national and government organizations. The Company's telephone systems are characterized by flexible software and a hardware design that makes them readily adaptable to evolving technology and customer requirements. The Company attributes the market acceptance of its systems to standards-based, cost-effective design and the sophistication of its software options.

         The Company's CT products include an integrated automated attendant feature to answer and transfer calls quickly and efficiently without operator intervention. The Integrated Operator Terminal has management reports capabilities to permit the monitoring of calls and improve the efficiency of directing calls to the appropriate extensions. The systems also support sophisticated call center and healthcare applications and the Company's Integrated Locator System. The Company's LAN card allows users access to their organization's network and manage the systems through their desktop PCs.

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

         The Company also offers a voice mail system that can be integrated with its IDS telephone systems and with telephone systems manufactured by others and a complete voice processing system built on a card that integrates directly into the IDS switch. The INFOSTAR voice mail systems receive, record, store, distribute, transfer and replay messages from both external and internal callers and can supplement other call center systems.

         In 1998, the Company introduced the Eclipse CT server platform, a centerpiece software package that enables Executone's advanced CT applications to run on all Executone configurations, from 16 to 648 stations. The Company also offers NSS, a computer telephony networking solution that connects multiple phone systems into a single, feature-rich network, improving communications across multi-location organizations.

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

         The Company recently introduced its Sentinel application, a server-based computer telephony software application that provides call center supervisors with the ability to manage from a single desktop. By providing data in a modern Windows(R) NT-based interface, the Sentinel product eliminates the need for multiple PCs at the supervisor workstation.

         The INFOSTAR Predictive Dialer is an automated call system designed to boost productivity in outbound call centers. The system integrates telephone, data collection and transaction processing functions for those customers who require high volume contact by telephone to transact business, such as sales, credit and collections, blood banks and fund-raising. Working with the host computer and the IDS telephone system platform, the dialer automatically dials telephone numbers pulled from the host computer database and detects "live" calls. Available representatives receive these calls and, through CTI, can view screen information about the customer from the database immediately after the customer answers the phone. The system predicts the availability of agents in order to reduce abandoned calls and increase agent productivity, and reduces agent contact with busy signals, no answers, wrong numbers and answering machines. Management reports provide instant and historical feedback on call distribution, list management, data input integrity and file maintenance. Scripting software allows the call center to create a script to guide its agents through various call scenarios and prompt the input of desired information.

         ACD (automatic call distribution) systems are designed to increase responsiveness to inbound callers and increase agent productivity. ACD systems provide the capability to distribute or route incoming calls to available agents based upon management's specifications, and allow the supervisor of the call processing group to monitor call traffic on-line via a computer terminal. The Company produces ACD software for call centers of up to 500 agents in multiple shifts (225 in any single shift), in five levels of sophistication, the highest of which provides the capability to store and retrieve call data for a limited period, print out standard call traffic reports, customize reports to the needs of a specific application, monitor traffic with color screens and graphics, and enhance the ability to store and retrieve historical call data.

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

Computer Telephony Sales and Marketing

         The Company's computer telephony distribution network consists of (1) domestic independent distributors with approximately 188 locations operating under exclusive and nonexclusive agreements throughout the United States and Canada; (2) a National Accounts group that uses the sales, installation, service and support capabilities of direct employees and independent distributors to serve multiple offices and departments of companies; (3) a Government Systems group that uses the distribution network to serve offices of federal, state and local government agencies; and (4) five independent distributors operating in five other foreign countries.

         For those distributors (approximately 30 in number) that have exclusive distribution rights for specified computer telephony products, retention of such rights is subject to satisfaction of established criteria for sales and service to customers on an ongoing basis. The divesting of or acquisition of customer bases to or from distributors in specific geographic territories may occur in the normal course of the Company's business.

         The Company's National Accounts group provides uniformity in pricing, coordination, installation, billing and service for National Accounts customers such as American Express, Future Electronics, W. W. Grainger, Bridgestone/Firestone, and PetsMart . The National Accounts division coordinates the sales, installation, service and support functions of independent sales offices to serve the multiple offices and departments of large multi-site companies that seek out-sourced solutions.

         The Company's Government Systems group addresses the special procurement and administrative requirements of federal, state and local government agencies. Sales are made through a combination of master contracts and competitively solicited proposals for large or complex telecommunications requirements. Government Systems coordinates the installation, service and support activities of independent sales offices to provide ongoing support to government agency offices nationwide. The Company's sales to the Federal Government and its agencies were approximately $16.4 million in 1998, or more than 10% of total Company revenues for 1998.

         Sales to Claricom, Inc. ("Claricom"), the Company's largest distributor, decreased by $13.1 or 42% in 1998 compared to 1997. The reduced level of sales to Claricom had a significant impact on the financial results for 1998. Effective April 1, 1998, Claricom became a non-exclusive distributor of the Company's products in all parts of its territory. It is the Company's plan to supplement sales in the Claricom territories with additional distribution, which over time will give the Company the ability to increase revenues by adding alternative distribution in those territories. In the thirteen months beginning February, 1998, the Company signed distributor agreements with 20 new distributors and signed additional agreements with six existing distributors covering a total of 26 territories, 18 of which were formerly exclusive Claricom territories. Revenues from the newly signed distributor agreements were not material in 1998.

         Since Claricom accounted for more than 10% of the Company's revenues in 1998 and is expected to continue to represent a large portion of the Company's revenues, the reduction of sales to Claricom could have a material adverse effect on the Company if the Company could not supplement the shipments to the Claricom territories with other alternative distribution. The Company believes that within a reasonable period of time it can establish alternative distribution channels in Claricom's major markets to supplement the reduced volume from Claricom. However, the Company cannot state with certainty when, or the extent to which, such alternative distribution arrangements will be completed or their effect on revenues.

         Backlog of the telephony business consists primarily of products that have been ordered and that will be shipped or installed within 30 to 60 days of the order (other than call center orders, which have a longer lead time), or systems the installation of which is not yet required by the customer. Backlog as of December 31, 1998, was $12,885,000, compared to $10,814,000 at December 31, 1997, and the Company expects virtually all of such backlog to be filled within the current fiscal year.

Computer Telephony Competition

         The market segments in which the Company offers its products and services are highly competitive. The under 400-desktop voice communications segment in the United States, the primary market for the Company's Computer Telephony sales channels, is served by many domestic and foreign communications equipment and software manufacturers and distributors, including Lucent Technologies, Nortel, Toshiba, InterTel and Mitel, as well as numerous specialized companies. Although the Company can be competitive on price compared to several of these companies, many of the Company's competitors have substantially more capital, technology and marketing resources than the Company.

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

HEALTHCARE COMMUNICATIONS BUSINESS

Healthcare Communication Products

         The Company develops, manufactures, markets and services a line of specialized internal communications and information systems that are used primarily in the acute care segment of the healthcare industry. These internal communications systems are microprocessor-based patient-to-staff and staff-to-staff communication systems, locator systems, intercoms, paging and sound equipment, and room status indicators.

Patient Communication Systems

         The INFOSTAR/HCP Healthcare Communications Platform is a communications solution dedicated to a single platform for complete healthcare systems integration. The HCP platform is the building block allowing for shared resources resulting in cost efficiencies. It provides a single, digital communication fabric to facilitate patient-staff and staff-staff communication throughout a facility. The HCP provides the ability to offer "seamless" communication among hospital employees, departments and facilities in "real time", thereby improving operational efficiency throughout a facility. In addition, the HCP improves efficiency through the integration of Executone's full product line, including LifeSaver, CareCom II-E, INFOSTAR/ILS, TeleSearch and INFOSTAR/StatLink.

         The CARE/COM II-E nurse call system brings the benefits of a totally integrated digital communications system to the healthcare market on the Company's IDS digital platform. The CARE/COM lI-E system provides two-way patient-to-staff and staff-to-staff voice communication on an automatic three-level call priority basis. Its two-way voice and tone signaling capability, emergency signaling and sophisticated features facilitate easy handling of all calls. A five-line LCD display Nurse Control Station allows simple call processing and system operation. The system is highly flexible to meet the individually defined needs of today's hospitals and long-term care facilities.

         The Company's LifeSaver nurse call system is a fully software-driven, digital nurse call system. The LifeSaver system is a state-of-the-art communications network that provides routine and emergency signaling, voice communications and data transmission. The nurse control station offers menu-driven functions and step-by-step user prompts. The system is highly flexible, offering many programmable features that allow customization of its operations to the hospital's needs. With the capability to answer calls right from the patient's bedside, this system can dramatically increase the efficiency of the nursing staff, reduce clerical activity and improve the quality of care delivered to the patient.

         Wireless Telephone Systems. The Healthcare Communications group currently distributes the Ericsson Freeset wireless telephones. The Freeset system is extremely flexible in providing complete coverage over a large area based on its ability to add as many base stations as necessary to provide coverage. The system can grow to support up to 1,500 handsets, making it the system of choice for large installations. These wireless systems can be integrated with nurse call systems and locator systems offered by the Healthcare business.

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

Resource Management Systems

         INFOSTAR/ILS Locator Systems. The INFOSTAR/ILS locator system is an infrared based wireless locating system that allows users to find staff, patients and equipment quickly and easily via LAN-based PC's, EXECUTONE display telephones, EXECUTONE nurse communication systems, or any other touch tone telephone inside or outside the healthcare facility. The ILS is an integrated system using infrared transmitter badges to communicate location data to sensors installed throughout a facility. Each person or piece of equipment wears an individually coded badge that transmits infrared signals to sensors placed throughout the facility. The badges transmit regularly at user-programmed intervals and can be worn by staff personnel or attached to equipment. The location data is collected by the sensors and forwarded to a central processing unit that organizes the data so it can be accessed at one or more display stations. The display of staff and equipment location information can be in the form of a list or in the form of a map of the facility using icons. The display can be filtered to show only particular staff members, groups of personnel, particular pieces of equipment or groups of equipment. The system can be integrated with either the IDS telephone systems, allowing the activation of features and display of information on the telephone set, or the Company's nurse call systems, allowing the activation of features and display of information at the nurse control station and patient stations. The ILS system can also be integrated to other manufacturers' PBXs. The ILS system is marketed by the Computer Telephony sales channels for office environments.

         INFOSTAR/EPS System. The INFOSTAR/EPS Events Processing System collects information from the ILS locator system and generates "alarms" that signal personnel that a user defined parameter has been exceeded. The system associates the data to logical, workable and productive real time data for a customer's employees and assets. Specific applications include: door monitoring, wandering patient alert, staff presence indicators, badge button press (staff assist or emergency assist), asset management and equipment tracking. The system is completely programmable, allowing customers to determine which applications will best fit their needs.

         NETWORK ILS. Network ILS, consisting of two software applications, Patient Suite and LightBoard, is designed to provide hospital staff with real time information on the location of groups of assets related to their area of responsibility. Patient Suite monitors the mobility and status of patients throughout a Healthcare facility. Patient Suite consists of three separate applications: Patient Track, Patient View, and Patient Report. Specifically designed for ambulatory and outpatient care facilities, Patient Suite allows the administrator to schedule, monitor, manage wait time, discharge, and create reports on each patient within the facility. The LightBoard application presents a real time display of assets located at a designated set of locations throughout a facility. Asset groups such as nurses, aides, doctors, patients, and equipment, can be observed at a glance. Detailed information is provided and reported in real-time, as these assets or people move from one area to another. Three types of reports, as well as the ability to print a list of people or assets at any particular location, are also included.

         INFOSTAR/VLS System. The INFOSTAR/VLS Voice Locator System integrates with any PBX telephone system to enable callers from inside or outside the facility to locate people and assets. Once the person being sought has been located, callers may either connect the call to the nearest phone, transfer to voice mail or obtain information about others persons presently in the location.

Software Systems

         InfoSTAT. The INFOSTAR/InfoSTAT product is a software package intended for use in emergency departments to provide complete communication of real time events and data. Used as a daily operational tool, the InfoSTAT system provides emergency staff with priority data and conditions affecting the department. InfoSTAT means the end of the archaic "grease board". Using color codes, the system shows which patients have been "waiting too long" or "who is next". InfoSTAT provides the speed, flexibility and efficiency that only a computerized system can provide. At a glance, staff can check the status of treatment rooms, room and bed assignments, hospital staff assignment and location, and patient status and location. InfoSTAT can be configured to meet the unique needs of each hospital and integrates with a facility's existing administrative software such as ADT systems.

         ReportStar. The ReportStar system is a management reporting package designed to provide healthcare managers with information generated from data collected by the EXECUTONE HCP Healthcare Platform, LifeSaver, CARE/COM II-E and INFOSTAR/ILS locator systems. ReportStar is an Oracle(R)-based program which provides users with 6 different reports that can be viewed on screen, printed as needed or scheduled to run on any predetermined schedule. Users can select the details of the desired report from a simple screen designed with a user-friendly graphical user interface to make it easy for staff to access. Reports are useful for measuring activity, quality, efficiency and for supporting a facility's risk management efforts.

Healthcare Sales and Marketing

         The Company's healthcare communications distribution network consists of (1) domestic independent distributors with approximately 70 locations operating under exclusive and nonexclusive agreements throughout the United States; (2) approximately 120 direct healthcare sales and service employees in the United States; (3) 22 independent distributors operating in 18 foreign countries; and (4) two National Accounts managers who work with national purchasing groups and healthcare systems to improve penetration into additional facilities.

         Distributors of the Company's healthcare communications products are required to meet established criteria for sales and service to customers on an ongoing basis.

         No customer of the healthcare business accounts for 10% or more of its revenue.

         Healthcare backlog consists primarily of products that have been ordered and that will be shipped or installed within 180 days of the order or systems the installation of which is not yet required by the customer. Healthcare order backlog as of December 31, 1998, was $18,526,000, compared to $14,601,000 at December 31, 1997, and the Company expects virtually all of such healthcare backlog to be filled within the current fiscal year.

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

TELEPHONY AND HEALTHCARE OPERATIONS

Product Development and Engineering

         As of December 31, 1998, the Company employed approximately 100 individuals engaged in computer telephony and healthcare product design and development. The Company's product development program is designed to anticipate and respond to customer needs through development of new products and enhancement of existing products. During 1998, the Company's engineering efforts focused on applications-oriented software products, including new releases of computer telephony and healthcare communications software. The Company continually strives to reduce production costs by incorporating new technology into its design and manufacturing operations. For the years ended December 31, 1998, 1997, and 1996, Company-sponsored product development and engineering expenditures (including product management and testing) amounted to approximately $10.1 million, $12.8 million, and 13.8 million, respectively.

Manufacturing

         Most of the Company's telephone products are manufactured by the Company directly in Poway, California , by Wong's Electronics Company, Ltd. ("Wong's") in Malaysia or China, or by Quality Telecommunication Products, also referred to as Compania Dominicana de Telefonos ("Codetel"), in the Dominican Republic. Many of the printed circuit boards for the Company's products are manufactured, and many products are assembled into systems and system components, in the United States.

         The Company's Manufacturing Services Agreement with Wong's currently expires in February 2000 but is automatically extended each year for an additional one-year term unless either party gives notice of termination three months prior to expiration of the current term. The contract may be terminated earlier by either party in the event of a material breach by the other party. The Company believes there are reasonable alternative sources for product components necessary in its manufacturing operations.

         The profitability of Executone's operations could be affected to the extent it is unable to reflect the direct and indirect costs of products purchased from Wong's in its pricing policies. The prices for products purchased by Executone from its suppliers are payable in U.S. dollars.

         The majority of Executone's specialized healthcare and internal communication systems are produced in the United States at the Company's facility in Poway, California or at domestic subcontractors. The functions of repair, warehousing and distribution of the Company's products are performed at the Company's facility in Poway.

Product Maintenance

         Executone warrants parts and labor on its telephone and healthcare systems, typically for one year, and provides maintenance and service after warranty expiration either on a contract or time and materials basis. Most of the Company's products are repaired at its repair facility located in Poway, California.

Trademarks, Patents and Copyrights

         Management believes that the continued success of Executone is dependent upon the ability to design, develop and market new products and new or enhanced applications. The patentability of such new products or applications is evaluated and patent applications are filed where necessary to protect unique developments. The Company currently holds 19 utility patents, expiring at various times between 2007 and 2017, has six U.S. patent applications pending, and eight patent applications pending in several foreign countries.

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

         Federal and state law regulates certain uses of outbound call processing systems. Among other things, the FCC has adopted rules pursuant to the Federal Telephone Consumer Protection Act to protect residential telephone subscribers' privacy rights to avoid receiving telephone solicitations to which they object. Certain states have enacted similar laws limiting access to telephone subscribers who object to receiving solicitations. Although compliance with these laws may limit the potential use of the Company's predictive dialer systems in some respects, the Company's systems can be programmed to operate automatically in full compliance with these laws through the use of appropriate calling lists and calling campaign time parameters.

         To the extent the Company markets its telephony and healthcare products internationally, it is required to comply with applicable foreign law, including certification of its products by appropriate government regulatory organizations.

Employees

         As of March 1, 1999, Executone employed approximately 650 persons, directly and through its subsidiaries. Less than 3% of the employees of the Company and its subsidiaries are represented by unions, all of which employees are represented by the International Brotherhood of Electrical Workers. Management believes that the Company's relations with its employees are good.

eLOTTERY BUSINESS

eLottery History

         On December 19, 1995, the Company acquired 100% of the common stock of eLottery. eLottery's subsidiary, UniStar Entertainment, has an exclusive five-year contract ending January 2003 to design, develop, finance, and manage the National Indian Lottery (the "NIL") for the Coeur d'Alene Tribe of Idaho ("CDA"). Until December 1998, UniStar Entertainment provided development and management of the software, network design and call center applications for the Lottery's operations. In return for providing these management services, CDA agreed to pay UniStar Entertainment a fee equal to 30% of the profits of the NIL. The NIL was never profitable. In December 1998, the U.S. District Court for the District of Idaho ruled, in a case brought by AT&T, that the NIL was not authorized by the federal Indian Gaming Regulatory Act of 1988 ("IGRA") and was governed by state law, and the eLottery and the CDA terminated the NIL. See "Legal Proceedings."

         The CDA's initial plan was to establish a telephone lottery that could be played by any individual of majority age, residing in one of the 37 states or the District of Columbia that currently operates a state-run lottery. After the Company's purchase of eLottery, the NIL business plan evolved to encompass Internet-based instant lottery games, and, in January 1998, a local, non-toll-free telephone and Internet-accessible weekly draw lottery. As a result of the adverse legal decision, the Company reevaluated certain of the eLottery assets and management determined that both the intangibles and the advances to the NIL were impaired as of the date of the legal decision and these assets were written down to zero, which represented the estimated fair value of the assets as no future cash flows will be generated by the NIL.

         eLottery currently plans to become a web-based retailer of lottery products and to provide a wide array of products and services for the domestic and international lottery markets. eLottery develops, provides and maintains Internet, Intranet, telephone, communications, accounting, banking, database and other applications and services to facilitate the electronic sale and distribution of new and existing lottery products worldwide. eLottery has developed a new generation of proprietary lottery technologies designed to take advantage of the impact that eLottery believes recent advances in telecommunications and computers will have on the nature and delivery of lottery products and the support systems necessary to administer them. eLottery believes it is the first to develop and operate secure, integrated Internet, Intranet and telephone lottery gaming systems. Its Internet and Intranet systems provide for the electronic sale and support of both periodic and instant draw lottery games and instant electronic "scratch-off" games. Using eLottery's systems, lotteries will be able to electronically distribute lottery tickets for both periodic and instant draw lottery games over the Internet through eLottery's websites, eLottery.com or eLotteryWorld.com, through an Intranet, using telephony and through stand-alone custom-designed electronic lottery terminals located in horse racing facilities, bars and other age-regulated environments. eLottery believes that the electronic distribution of lottery tickets through these systems will increase sales for lotteries because the systems make the purchase of tickets easier and use technology to enhance the lottery gaming experience. Subject to applicable law, eLottery plans for the eLottery.com website to be a site containing links to the sites of participating lotteries utilizing eLottery technologies to sell their lottery tickets over the Internet. eLottery also may sell lottery tickets as an agent for certain lottery operators. The eLottery.com website and the lotteries will have the ability to remain open 24 hours a day, seven days a week without incurring additional overhead costs, and will be able to electronically distribute lottery tickets and games and offer lottery players convenient and timely product fulfillment, including the ability to pay prize winnings or cash credits on an overnight delivery option for a fee via check or electronic funds transfer. eLottery believes that its Internet lottery distribution systems will encourage lottery patrons to play more frequently and will also attract new lottery customers. eLottery believes that its systems provide lotteries with numerous advantages relative to traditional means of distribution including player tracking ability, sale of tickets over the Internet and entertaining fast-play instant games and the combination of the advantages of Internet commerce and eLottery's ability to customize its systems will result in eLottery becoming an agent and leading provider of products and services for the lottery industry.

eLottery Products

         eLottery develops, provides and maintains Internet, Intranet, telephone, communications, accounting, banking, database and other applications and services for use by the governmental lottery market. eLottery has developed its systems to provide secure electronic production, delivery, validation, billing and accounting for lottery games. The systems are configurable, which allows the addition, deletion and substitution of games offered. Tickets may be purchased through the lottery operations center using a personal computer connected via the Internet, via custom-designed electronic lottery terminals connected over a LAN or over the telephone.

         Both the Internet and Intranet systems contain significant features and procedures to prevent abusive play. eLottery believes that the Internet system contains processes and procedures to protect against play by minors and to control problem gaming and that the Intranet system as implemented will provide protections against such play at least equal to that provided by existing state-run lottery systems.

         The key functions and components of the Company's electronic lottery distribution system are as follows:

               Basic Operation. A customer registers, opens an account, and receives a user identification number and password. Registration can be through the Internet, by telephone or in person at a lottery retail store. The customer deposits funds into the account by debit card, cash or check. Once the account is funded, the customer may use the available balance to purchase tickets to play the games or other merchandise. Any prizes are credited to the account. Customer withdrawals can be requested through the Internet, by telephone or in person at a lottery retail store.

               Card Access. The system can also be accessed using player cards. Player cards add several dimensions to the system, particularly from a regulatory point of view. Because these cards are issued at controlled facilities, access to the system can be equally controlled, enforcing, for example, age requirements, residency requirements, use of cash and amount of play. In addition, these lottery cards can be sold through the lotteries' existing agent distribution channel. Several types of cards are available including bearer cards, bonus cards, club cards and prepaid lottery cards.

               A bearer card has a unique identity (consisting of an ID and Password embedded in the card) representing an account on the system. These cards contain no information other than an encrypted ID and PIN number, which are associated with accounts. These cards are available throughout the hosting facility. Funds are added to the bearer cards at an "Automated Recharge Machine" ("ARM") or at a cashier's station. Cash can be added at any denomination at the cashier station, but is limited to $1, $5, $10 or $20 increments at the ARM. Once a player's card is funded (i.e., the associated account has funds deposited), it may be used in a lottery gaming station or custom-designed electronic lottery terminal to play games.

               A bonus card is initialized with "bonus" dollars. These are dollars that can be used to play games but cannot be cashed in. Such cards are used as promotional cards to encourage people to begin playing. They can be "recharged" with cash at any ARM or cashier's station. However, the bonus dollars are consumed prior to any cash added to the card and the bonus dollars cannot be disbursed.

               A club card is generally issued by an authorized lottery office or authorized agent where player information can be assured adequate protection and confidentiality. These cards are protected with personal identification numbers or "PINs". Such cards are to be used as members of the state "Lottery Club" and will entitle them to various monthly promotions and other forms of communications about the enhanced lottery games. The play activity is tracked on these club cards and enables the player to qualify for various club awards that may be established by the state lotteries.

               Client Server Architecture. The eLottery system is designed so that players can access the system using several different devices connected to the centralized server. For example, players can use personal computers connected over the Internet; custom-designed electronic lottery terminals connected via a LAN or over the Internet, or a voice response unit connected by telephone. Administrative terminals can be connected via the Internet, thus allowing the operation and administration of the eLottery system to be conducted from remote locations.

               Centralized Accounting Server. A centralized accounting server keeps track of all of the transactions on the system. This server accounts for and controls transactions with customers including registration, deposits, withdrawals, purchases of tickets or other merchandise and the awarding of prizes. The centralized accounting server produces a myriad of reports to monitor both the player's activities as well as the performance of the games according to their individual working papers.

               Lottery Server. The lottery server is a centralized network of computers controlling the essential operations of the games including the game play, issuance of the tickets or generation of a random event, determination of a winner and the awarding of the prize.

               Banking System. This system validates the credit card information received from the customer with the national Visanet network. The system is currently capable of processing 10,000 transactions per hour in about 10 seconds each and is expandable to handle a larger volume of transactions.

               Intranet System. The Intranet system is based on the same architecture as the Internet system using private connections instead of the Internet.

               Lottery Stations. Lottery stations can be several different devices. The lottery games can be played using personal computers connected either via the Internet or direct dial. Games can be played using custom-designed electronic lottery terminals or the draw games can be played using a telephone. Custom-designed electronic lottery terminals are built using standard "off the shelf" hardware components consisting primarily of a touch screen monitor and a standard Pentium processor networked to the central system.

               Cashier Terminals. The cashier stations can accept the player deposits. The player presents the card, which is swiped reading the card ID and password into the system. Funds are received from the player and entered by the cashier. The central system then adds the deposit to the balance of the account associated with the card. To withdrawal balances from the card, the player again, presents the card to the cashier, the cashier then swipes the card and the system displays the "card" balance. The cashier disburses the requested cash to the player.

               Automatic Recharge Machines ("ARMs"). Funds can also be added through automated recharge machines. The player inserts the card into a reader and inserts the amount of money they wish to add into a bill collector. The system updates the balances, the ARM prints a receipt and returns the card.

               Agent Cards. The card reader of the ARM will also identify an authorized agent's card. This access will permit the agent to obtain information about the machine as well as perform the "empty" function. To empty a machine, the agent inserts their agent card and the appropriate PIN. The agent opens the machine and takes out the bill collection box and inserts a new bill collection box. Once this process is completed, the agent finishes the empty process and a receipt is printed that should equal the balance in the box. The receipt also identifies the ARM from which it was taken, the user ID of person emptying the machine as well as the date and time of the process.

         The components of the system can be used together or on a stand-alone basis depending upon the specific application.

         Security. eLottery believes the integrity of a lottery is essential to its successful operation. eLottery is unaware of any practical, economically feasible way to breach the security of its instant lottery tickets that could result in a material loss to any of its customers, nor is it aware of any breach thereof that has resulted in any material loss to any of its lottery customers. eLottery constantly assesses the adequacy of its security systems, incorporating various improvements, bar coding and additional layers of protection.

         Games. The architecture of both of eLottery's Internet and Intranet systems allow the addition, deletion and substitution of lottery games offered. The lottery games have been designed to fall within generally accepted definitions of a "lottery" game. Lottery games generally fall into two broad classifications: (i) instant games or "Scratchers" in which the outcome is predetermined and known instantly and (ii) draw games in which the outcome depends upon a random event in the future. eLottery currently has four families of games that are available on both the Internet system and Intranet system:
(i) Bingo; (ii) Lotto; (iii) Classics; and (iv) Draw games.

Product Development.

          eLottery's product development efforts are devoted to continual improvement in all aspects of the systems. Software developers operating under exclusive and proprietary development contracts supplement eLottery's staff. These developers leverage eLottery's ability to produce games, create database accounting and banking systems, enhance and customize system features and provide state-of-the-art Internet design and engineering capability. eLottery believes this an efficient low cost method to gain access to the best and latest technologies in each of the respective areas. The system architecture is designed to permit several developers to work independently on various modules of the system. These games can be modified to separate key elements to run in a secure client server environment and operate efficiently on eLottery's electronic lottery distribution systems. This ability to modify the lottery games allows eLottery to work with all game publishers and modify their games to operate on the system and significantly add to the eLottery's game portfolio.

         eLottery is also focused on development of new products in the following areas:


               Browser-Based Lottery Games. These are games that would play within the players' web browser thereby facilitating the download of the software.

               Tournaments. eLottery is investigating the development of tournament games. Players would enter the tournament and pay a membership fee to play a lottery game of skill and win prizes according to the outcome of the tournament.

               Traditional Casino Games. eLottery has investigated a suite of casino games including black jack, video poker, slots, roulette and craps that can be integrated into its systems. To date, eLottery has not engaged in further development of these games because it has not had any agreements with entities legally authorized to market such games.

               Custom-Designed Electronic Lottery Terminals. Prototypes of custom-designed electronic lottery terminals are operational, but additional development is necessary prior to deployment of the Intranet system to customer sites. Further development of the Intranet system will involve customization to a specific customer's specifications and only will be undertaken at such time as such customer enters into a contract to purchase or license eLottery's Intranet system. eLottery believes it can complete such customization in less than six months and for less than $500,000. Although eLottery has done no formal research regarding the possible acceptance of the Intranet system, it has presented the Intranet system to several state lotteries.

         eLottery has spent $4.3 million on research and product development to date, primarily related to the development of its systems, and has plans to spend an additional $1.5 to $2.0 million over the next year.

         Sales and Marketing. eLottery is pursuing the sale of its technology and systems worldwide. eLottery is marketing (i) directly to state agencies and other licensed entities, (ii) individually through authorized lottery services companies and (iii) through strategic alliances with other providers of games and gaming technology. Such marketing includes demonstrations of its electronic lottery distribution systems and visits to eLottery's premises.

         The ultimate success of eLottery's lottery platform depends on its acceptance by lottery operators and lottery patrons. eLottery believes that, from the point of view of lottery operators, the attractiveness of its new electronic lottery distribution systems depends on its ability to increase lottery sales, its ease of upgrade, maintenance and game change and its information management. eLottery believes that, from the lottery patron's perspective, the attractiveness of a platform is a function of entertainment value. eLottery's sales and marketing strategy is to generate product sales by highlighting the advantages presented by its electronic lottery distribution systems to lottery operators, such as the potential for increased lottery ticket sales, and by positioning itself as a partner with lottery operators. eLottery's marketing strategy also targets lottery players and will focus on developing brand recognition for the eLottery.com website, which eLottery believes can be accomplished partially through the development of proprietary lottery games that eLottery believes deliver greater entertainment value than games used in the traditional lottery industry.

         eLottery intends to position itself as a partner with lottery operators in establishing the next generation of lottery entertainment. eLottery is working to develop close relationships with lottery operators, utilizing its marketing representatives as consultants to lottery operators on methods to increase lottery ticket sales through the use of eLottery's products. eLottery's electronic lottery distribution systems have been designed to supplement the sales and marketing efforts of the operating lotteries enhancing their ability to attract new players and increase the revenue from their customer base. Detailed play information is accumulated in the system including lottery games played, duration of play, time of play, purchase and prize data and a host of other data elements. When matched with other demographic data, this information is valuable in designing promotional offers and advertising campaigns. Specialized e-mail features provide the capability to deliver promotional programs to specific accounts based upon the results of a contest, completion of a survey, winning a game of chance or other similar event.

         eLottery intends to build a sales and support organization to handle sales and after-sales service to its lottery customers, and may enter into distribution arrangements or other strategic relationships to enter additional markets.

         eLottery Website. The eLottery.com website includes basic information about its products and provides a mechanism to obtain customer feedback. In March 1999, eLottery expanded the website to provide a live test site to preview games and an active game environment where all of the games can be played without charge. eLottery believes this site will generate a community of players interested in electronic lotteries. This player base may be a valuable resource to provide an initial base of customers to lotteries as they go on-line for the first time as well as an ongoing source of new customers.

Patents, Trademarks, and Copyrights

         Management believes that the success of eLotterywill be affected by its ability to design, develop and market new products and new or enhanced applications. The patentability of such new products or applications is evaluated and patent applications are filed where necessary to protect unique developments. eLottery currently has two U.S. patent applications pending.

         eLottery has registered or applied to register its trademarks when it believes registration to be important to its ongoing business operations. eLottery also generally claims copyright protection for its software used in connection with its products and relies upon trade secret, contract and copyright laws to protect its proprietary rights in its software, designs and documentation.

         Certain of the eLottery products incorporate technology and software licensed by eLottery from independent third parties. Generally, these licenses have required payment of a license fee for the licensed technology.

eLottery Competition

         The lottery business is highly competitive, and eLottery faces competition from a number of domestic and foreign instant ticket manufacturers, on-line lottery system providers and other competitors.

         In particular, there are currently three primary lottery services competitors in the United States: GTECH Corporation ("GTECH"), Automated Wagering International, Inc. ("AWI"), a subsidiary of Powerhouse Technologies, Inc. ("Powerhouse"), and Scientific Games Holdings Corp. ("Sci-Games"). eLottery believes that these companies engage in vigorous competition with respect to existing lottery technologies and services and have experienced a decline in the growth of existing lottery operations. The objective of eLottery is to provide, either alone or through partnerships with existing lottery services companies, value added lottery systems and services for the domestic and international markets. It is believed that these products, systems and services can support new methods and styles of lottery participation, providing new growth opportunities for established state lotteries and higher margin returns for the providers of related technologies and services.

         Internationally, there are many lottery services and product suppliers that provide competition to eLottery, in addition to the companies listed above. eLottery believes that it has the ability to provide technologies that support new methods and styles of lottery participation in foreign countries. In addition, eLottery believes that applications of its electronic lottery distribution systems, which are based on the use of standardized components that support a variety of hardware and software interfaces, can provide cost-effective solutions to improve lottery operations in remote and developing nations. eLottery anticipates that a considerable length of time will be needed to develop an independent market presence in foreign countries other than Canada and Mexico, and there will be substantially higher costs in pursuing these markets. Therefore, eLottery anticipates that the marketing of its products and services internationally will be conducted primarily through joint ventures with existing providers of lottery services. No assurance can be given that eLottery will develop such relationships to the point of having a significant impact on its financial results or operations in the near future.

         Both in the domestic market and internationally, factors that influence the award of lottery contracts in addition to price are believed to include, among others, the ability to optimize lottery revenues through game design and technical capability, quality of the product, dependability, production capacity, marketing experience, financial condition and reputation of the bidder, the security and integrity of the bidder's production operations, products and services and the satisfaction of various other requirements and qualifications imposed by specific jurisdictions.

         Management believes that it has no current competitor in the market for the specific lottery products it has developed. Competitors have typically either manufactured only instant tickets or provided only certain on-line services to support conventional sales of paper lottery tickets, including software for the management systems, marketing assistance and various other specific duties. However, certain competitors have announced plans to market Internet-based lottery systems. eLottery has two primary domestic and international competitors in this regard: Powerhouse, which changed its name from Video Lottery Technologies, Inc. in 1997, and GTECH.

         eLottery is a relatively recent arrival among the developers of technology and marketing concepts for lottery operators. In addition, eLottery's limited experience in the industry is expected to negatively impact eLottery's competitive position. However, in the delivery of market tested, secure, integrated telephone, Internet and Intranet technologies that support new forms of lottery participation and methods of administration, eLottery believes that its experience level is superior. As the only market tested provider of products that have the unique capabilities of the electronic lottery distribution systems, eLottery believes it is the only experienced provider in its particular market niche. eLottery believes that other lottery services and product suppliers have for several years made capital investments intended to position themselves to participate in this market niche. However, none has yet demonstrated the unique focus or devoted the extensive time and resources necessary to successfully develop, customize and install an operational integrated telephone and Internet lottery system similar to that provided by and operated by eLottery for the NIL. In addition, to some extent, the technological developments inherent in eLottery's electronic lottery distribution systems have the potential to materially reduce the capital investment required to finance secure lottery operations, which could affect the perception that the experience and resources of competing companies are as valuable as they have been in the past. eLottery believes that prior lottery experience has been a factor in states' prior decisions in connection with the award of lottery contracts. Thus, eLottery believes its prior lottery experience will be a factor that limits the ability of eLottery's competitors to compete with eLottery in the development of this market niche.

eLottery Government Regulation and Legislation

         Lotteries are not permitted in various states or jurisdictions of the United States unless expressly authorized by law. The ongoing operations of authorized lotteries in the United States typically are extensively regulated. Applicable legislation varies from jurisdiction to jurisdiction but, in addition to authorizing the lottery and creating the applicable regulatory authority, the lottery statutes generally dictate certain broad parameters of lottery operation, including the percentage of lottery revenues that must be paid out in prizes. Lottery authorities typically exercise significant control as to the selection of vendors and award of lottery contracts, ticket prices, types of games played and marketing strategy, all of which can affect eLottery's operating results.

         Prior to and after granting a lottery contract, governmental authorities generally conduct an investigation of the company and its employees pursuant to which such authorities may require removal of an employee deemed to be unsuitable. Certain states also require extensive personal and financial disclosure (including, among other things, submission of fingerprints, personal financial statements and federal and state income tax returns) and background checks of control persons and entities beneficially owning a specified percentage (typically 5% or more) of the company's securities. The failure of such beneficial owners to submit to such background checks and provide such disclosure could jeopardize the award of a lottery contract to eLottery or provide the basis for cancellation of any existing lottery contract.

         The award of lottery contracts and ongoing operations of lotteries in international jurisdictions also are extensively regulated, although this regulation usually varies from that prevailing in the United States. Restrictions are frequently imposed on foreign corporations seeking to do business in such jurisdictions. Laws and regulations applicable to lotteries in the United States and foreign jurisdictions are subject to change and the effect of such changes on eLottery's ongoing and potential operations cannot be predicted with certainty.

         In the last session of Congress, bills were introduced that sought to ban various forms of Internet gaming and that would have allowed state authorization of other types of Internet gaming. None of those bills were enacted into law. It is likely, however, that similar bills will be introduced into the current Congress. eLottery does not know whether such bills will be introduced, what provisions any such bills would contain, or whether

Congress would approve those bills. If Congress were to approve a bill similar to those pending at the end of the last session, eLottery expects to be able to conduct the type of activities contemplated under its business plan. In the event that one or more bills were enacted that did contain restrictions on the use of the Internet by state sponsored lotteries, such legislation could have a material adverse effect on eLottery.

Employees

         eLottery operates primarily through the use of independent software development contracts to improve its access to software development talent and keep its fixed overhead to a minimum. As of March 1, 1999, eLottery employed four general and administrative management employees, none of whom are represented by unions.

ITEM 2.    PROPERTIES

         Executone's principal offices are located in a leased facility in Milford, Connecticut. Executone also leases warehouse, manufacturing and distribution facilities in Poway, California. As of December 31, 1998, Executone leased 15 facilities in the United States with an aggregate of approximately 295,000 square feet for its ongoing operations. The current annual rent for the Company's leased facilities is approximately $3.4 million. The Company also subleases from Claricom small areas of 13 former district sales offices, aggregating approximately 12,500 square feet, for use by sales and technical employees for approximately $200,000 per year.

         The Company believes its facilities are adequate and generally suitable for its business requirements at the present time and for the immediate future. The following is a brief description of the primary facilities of the Company.

Use                                Location                            Approximate Size
---                                --------                            ----------------
Corporate Headquarters             Milford, Connecticut                     150,000
and Research, Development                                                  square feet
and Engineering Facility

Distribution, Production &           Poway, California                      112,000
Repair Center and Warehouse                                                square feet

Other, including warehouses          Milford, Connecticut                    45,000
and subleased office space           and various locations                square feet


ITEM 3.    LEGAL PROCEEDINGS

         On October 16, 1995, the CDA filed an action entitled Coeur d'Alene Tribe v. AT&T Corp. in the Tribal Court, located in Plummer, Idaho (Case No. C195-097), requesting a ruling that the CDA's NIL, to be developed and managed by the Company's eLottery subsidiary is legal under IGRA, that IGRA preempts state laws on the subject of Indian gaming, that Section 1084 is inapplicable and that therefore the states lack authority to issue Section 1084 notification letters to any carrier, and an injunction preventing AT&T from refusing to provide telephone service to the Lottery. This action was necessary because several network carriers were sent Section 1084 letters by states opposed to the Lottery, stating that the NIL was illegal under state and federal laws and prohibiting the interstate carriers from carrying "800 number" network traffic for the NIL.

         On February 28, 1996, the Tribal Court ruled (i) that all requirements of IGRA have been satisfied, (ii) that Section 1084 is inapplicable and the states lack jurisdiction to interfere with the NIL, and (iii) that AT&T cannot refuse service to the NIL based upon Section 1084, an allegation that the NIL is in violation of IGRA or the federal anti-lottery statutes. This ruling and a related order dated May 1, 1996 were subsequently affirmed by the Tribal Appellate Court on July 2, 1997.

         On August 22, 1997, AT&T filed a complaint for declaratory judgment against the CDA in the U.S. District Court for the District of Idaho, to obtain a federal court ruling on the validity and enforceability of the Tribal Court ruling. On December 17, 1998, that Court issued an opinion and order denying the motions and counter-claims of the CDA and granting declaratory judgment in favor of AT&T upholding the position of AT&T. The

District Court ruled that not all of the NIL gaming activity was occurring on "Indian lands," that IGRA did not apply as a result and that IGRA did not preempt the operation of state laws with respect to the NIL. In so ruling, the District Court overruled the prior decisions of the Tribal Courts that ruled the NIL was legal under IGRA. In response to that decision, eLottery and the CDA terminated operations of the NIL and the US Lottery to every state where it had been offered. The CDA has filed a notice of appeal of the District Court decision; however, eLottery will not participate in or fund any appeal of this ruling.

         On September 14, 1998, the CDA, eLottery and representatives of the U.S. Department of Justice had discussions regarding a declaratory judgment to be sought jointly from the U.S. District Court for the District of Idaho as to whether the operation of the NIL is legal under 18 U.S.C. 'SS''SS' 1952 and 1955. Lottery was informed that the Department of Justice views such operation to be in violation of such statutes. The Department of Justice proposed that the parties file a joint stipulation of facts and cross-motions for summary judgment in the declaratory judgment action. In response to the adverse decision of the U.S. District Court in Idaho, eLottery and the CDA terminated operation of the NIL. In light of the ruling of the U.S. District Court of Idaho, and the termination of the NIL, eLottery has requested confirmation from the Department of Justice that no further action will be taken.

         On May 28, 1997, the Attorney General of the State of Missouri brought an action in the Circuit Court of Jackson County, Missouri, against the CDA and UniStar Entertainment seeking to enjoin the NIL games offered by the CDA over the Internet. The complaint also sought civil penalties, attorneys fees and court costs. The complaint alleged that the NIL violated Missouri anti-gambling laws and that the marketing of the games violates the state's Merchandising Practices Act. UniStar Entertainment and the CDA removed the case to the U.S. District Court for the Western District of Missouri. The court also subsequently granted a motion to dismiss the CDA from the case based on sovereign immunity. The court denied a motion to dismiss UniStar Entertainment based on sovereign immunity. The State of Missouri appealed the dismissal of the CDA to the Eighth Circuit Court of Appeals.

         On January 28, 1998, the State of Missouri sought to dismiss voluntarily the existing federal case against UniStar Entertainment and the next day filed a new action against Executone, UniStar Entertainment and two tribal officials, with essentially the same allegations, in state court. The State obtained a temporary restraining order from a state judge against Executone, UniStar Entertainment and two officials of CDA enjoining the marketing of the Internet and telephone NIL in the State of Missouri. On February 5, 1998, the U.S. District Court for the Eastern District of Missouri ruled that this second case also should be heard in federal court, transferred the second case to the Western District of Missouri where the original case had been filed, and dissolved the state court's temporary restraining order,. A motion to dismiss the second case based on the sovereign immunity of all the defendants and a motion to abstain in favor of the jurisdiction of the Coeur d'Alene Tribal Court are pending. The State of Missouri appealed the denial of its motion to remand the case to state court or, in the alternative, to grant a preliminary injunction.

         On January 6, 1999, the Eighth Circuit dismissed Missouri's appeal from the Eastern District of Missouri. In the same opinion, the Eighth Circuit vacated the decisions from the Western District of Missouri as to the CDA and remanded that case to the Western District for a hearing on whether the Internet games of the NIL are gaming activities "on Indian lands." The Eighth Circuit also held valid Missouri's voluntary dismissal of UniStar Entertainment from the Western District lawsuit. In light of the termination of the NIL, the Company anticipates seeking dismissal of the Missouri actions.

         On September 15, 1997, the State of Wisconsin, by its Attorney General, filed an action in the Wisconsin State Circuit Court for Dane County against Executone, UniStar Entertainment and the CDA, to permanently enjoin the US Lottery games offered by the CDA on the Internet. The complaint alleged that the offering of the US Lottery violated Wisconsin anti-gambling laws and that legality of the US Lottery had been misrepresented to Wisconsin residents in violation of state law. In addition to an injunction, the suit seeks restitution, civil penalties, attorneys' fees and court costs. Executone, UniStar Entertainment and the CDA removed the case to the U. S. District Court in Wisconsin. On February 18, 1998, the District Court dismissed the CDA from the case based on sovereign immunity and dismissed Executone based on the State's failure to state a claim against Executone. Motions to dismiss the case against UniStar Entertainment were denied. UniStar appealed the denial of its motion to dismiss to the Seventh Circuit Court of Appeals. In light of the termination of the NIL and the US Lottery, the Company anticipates seeking dismissal of this action.

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

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

The number of holders of record of the Company's Common Stock as of the close of business on February 28, 1999 was approximately 1,800. The Common Stock is traded on the NASDAQ National Market System under the symbol "XTON". As reported by NASDAQ on February 28, 1999, the closing sale price of the Common Stock on the NASDAQ National Market System was $2 9/16. The following table reflects in dollars the high and low closing sale prices for EXECUTONE's Common Stock as reported by the NASDAQ National Market System for the periods indicated:


         Fiscal Period                       High              Low
         -------------                       ----              ---
         1998
         First Quarter                      $2 19/32          $2 1/8
         Second Quarter                      2 5/8             1 23/32
         Third Quarter                       2 1/32            1 2/32
         Fourth Quarter                      2 3/32              11/16

         1997
         First Quarter                      $2 13/16          $2 7/16
         Second Quarter                      2 3/4             1 11/16
         Third Quarter                       2 1/8             1 11/16
         Fourth Quarter                      2 3/4             1 7/8


It is the present policy of the Board of Directors to retain earnings for use in the business and the Company has not paid any dividends and does not anticipate paying any cash dividends on the Common Stock in the foreseeable future.

ITEM 6.    SELECTED FINANCIAL DATA

The following is selected financial data for EXECUTONE for the five years ended December 31, 1998. (In thousands, except for per share amounts)



                                                              Years Ended December 31,
                                  -------------------------------------------------------------------
                                  1998          1997              1996           1995          1994
                                  -------------------------------------------------------------------
Revenues (1)                      $ 133,498     $156,396        $212,022       $296,393     $291,969
                                  =========     ========        ========       ========     ========

Income (Loss) Before
    Income Taxes From
    Continuing Operations (2)     $ (41,091)    $   (358)       $ 39,782       $(39,221)    $ 10,041
                                  =========     ========        ========       ========     ========

Income (Loss) From
    Continuing Operations         $ (36,859)    $   (221)       $ 24,162       $(36,934)    $  6,734

Income From Discontinued
    Operations,  Net of Taxes (3)       ---          ---             ---             --          757


Extraordinary Item - Loss on
    Extinguishment of Debt,
    Net of Taxes (4)                    ---          ---            (355)           ---          ---
                                  ---------     --------        --------       --------     --------

Net Income (Loss)                 $ (36,859)    $   (221)       $ 23,807       $(36,934)    $  7,491
                                  =========     ========        ========       ========     ========

EARNINGS (LOSS) PER SHARE:
    Continuing Operations         $   (0.74)    $    ---        $   0.47       $  (0.79)    $   0.15
    Discontinued Operations             ---          ---             ---            ---         0.02
    Extraordinary Item                  ---          ---           (0.01)           ---          ---
                                  ---------     --------        --------       --------     --------
    Net Income (Loss)             $   (0.74)    $    ---        $   0.46       $  (0.79)    $   0.17
                                  =========     ========        ========       ========     ========

DILUTED EARNINGS (LOSS) PER SHARE:
    Continuing Operations         $   (0.74)    $    ---        $   0.46       $  (0.79)    $   0.14
    Discontinued Operations             ---          ---             ---            ---         0.02
    Extraordinary Item                  ---          ---           (0.01)           ---          ---
                                  ---------     --------        --------       --------     --------
    Net Income (Loss)             $   (0.74)    $    ---        $   0.45       $  (0.79)    $   0.16
                                  =========     ========        ========       ========     ========

Total Assets                       $110,305     $138,864        $152,009       $167,844     $189,481
                                  =========     ========        ========       ========     ========

Long-Term Debt                    $  23,693     $ 14,643        $ 13,837       $ 29,829     $ 24,698
                                  =========     ========        ========       =========    ========

Cash Dividends Declared
    Per Share (5)                 $     ---     $    ---        $    ---       $    ---     $    ---
                                  =========     ========        ========       ========     ========



(1) The decline in revenues in subsequent to 1995 is primarily attributable to the sale of the Company's direct sales and service organization (DSOs) in May 1996.

(2) The 1998 financial results included an asset impairment charge of $25.5 million, special charges of $9.0 million and a non-recurring gain of $5.3 million. The 1996 financial results included a pretax gain on the sale of the Company's DSO's of $48.9 million. The 1995 financial results included a restructuring charge of $44.0 million.

(3) Discontinued operations are presented for the Vodavi Communications Systems Division (VCS), which was sold in March 1994.

(4) The 1996 extraordinary item relates to the write-off of deferred debt issue costs associated with the Company's revolving credit facility repaid in June 1996.

(5) The Company has not declared or paid any cash dividends on its Common Stock. Refer to Item 5.


ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

EXECUTONE Information Systems, Inc. (the Company) develops, markets and supports voice and data communications and information systems. Products and services include telephone systems, voice mail systems, inbound and outbound call center systems and specialized healthcare communications and workflow management systems. The Company's products are sold under the EXECUTONE(R), INFOSTAR(R), IDS(TM), LIFESAVER(TM) and INFOSTAR/ILS(TM) brand names through a national network of independent distributors and company direct sales and service employees. The Company's eLottery subsidiary (formerly named Unistar Gaming Corp.) develops, provides and maintains Internet, intranet and telephone communications, accounting, database and other applications and services for use by the domestic and international lottery market. eLottery's UniStar Entertainment subsidiary has the exclusive right to design, develop and manage the National Indian Lottery (NIL) of the Coeur d'Alene Tribe of Idaho (CDA). The NIL was operational beginning in January 1998. However, in response to an adverse legal opinion on December 17, 1998, eLottery and the CDA terminated the operations of the NIL and US Lottery telephone and Internet operations managed by eLottery (See "Asset Impairment and Other Related Charges" and "eLottery").

Revenues are derived from product sales to distributors, direct sales of healthcare products, and direct sales to national accounts and government customers, as well as installations, additions, changes, upgrades or relocation of previously installed systems, maintenance contracts, and service charges to the existing base of healthcare, national account and government customers.

OVERVIEW

During 1998, the Company put in motion significant changes to improve its core business processes. These improvements are designed to allow the Company to operate more efficiently and profitably at its current sales level and better serve its end-user customers and distribution channel partners to support renewed revenue growth. While the Company has laid the groundwork during 1998 to return to growth and profitability, many of these actions had negative effects on the Company's results for the year.

Revenues for 1998 were $133.5 million, with an operating loss of $44.3 million and a net loss of $36.9 million or ($0.74) per common share. These results include $25.5 million in asset impairment and other charges related to the eLottery business (see below), $9.0 million in special charges (see "Special Charges") and a nonrecurring gain of $5.3 million, reflecting the proceeds of a negotiated legal settlement with a former supplier of videoconferencing equipment. Revenues for 1997 were $156.4 million, with operating income of $0.1 million and a net loss of $0.2 million or $0.00 per common share. The decrease in revenues year over year was $22.9 million, or 14.6%. This was primarily attributable to lower revenues generated in the Computer Telephony group through its independent distribution channel and the Healthcare Communications group. The sales declines had a negative effect on gross profit and, ultimately, on net income.

The following discussion and analysis explains trends in the Company's financial condition as of December 31, 1998 and 1997 and results of operations for each of the three years in the period ended December 31, 1998. It is intended to help shareholders and other readers understand the dynamics of the Company's business and the key factors underlying its financial results. This discussion should be read in conjunction with the consolidated financial statements and notes included elsewhere in this Form 10-K, and with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1998. Management believes that certain statements in this discussion and analysis constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 in that such statements are based on current expectations, estimates and projections about the industries in which the Company operates, management's beliefs and assumptions made by management. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and assumptions include, among others, the following: general economic and business conditions; demographic changes; import protection and regulation; rapid technology development and changes; timing of product introductions;

the mix of products/services; industry capacity and other industry trends; and the ability of the Company to attract and retain key employees.

1998 COMPARED TO 1997

RESULTS OF OPERATIONS

REVENUE

Revenues were $133.5 million in 1998 compared to $156.4 million for the prior year. Revenue, by business, was distributed as follows (in millions):

                                                                           Inc (Dec)
                                                                           ---------
                                       1998             199            $          %
                                       ----             ----------------------------
Computer Telephony                   $  98.6           $ 117.2      ($ 18.6) - 15.9%
Healthcare                              34.9              39.2      (   4.3) - 11.0%
                                     -------           -------      ---------------
                                     $ 133.5           $ 156.4      ($ 22.9) - 14.6%
                                     =======           =======      ===============


Computer Telephony

The mission of the Computer Telephony business is to develop and distribute telephony products that are easy to install, easy to maintain, easy to use and create value for its customers. Computer Telephony offers a complete portfolio of applications built upon the IDS(TM) family of digital telephone systems. Products range from PBXs for small to medium-sized businesses to standards-compliant computer telephony applications, LAN and Internet-based applications, including voice mail, unified messaging, automatic call distribution (ACD), predictive dialing and wireless communications. This business targets the under-400-extension market segment. Customers range from small companies with fewer than ten employees to large national accounts and government agencies with fewer than 400 extensions at any individual location. These products are marketed through independent distribution and direct sales, with the direct sales effort focused on product and service sales to National and Government Accounts.

Computer Telephony sales declined by $18.6 million from 1997 to 1998. The revenue decline is equivalent to about 4 months of sales through the Company's independent distribution channel. During the second half of 1998, the Company stopped offering the distributor-focused sales incentives at the end of each quarter, which in the past often resulted in inflated distributor inventories and higher than necessary receivables for the Company. Management believes the year-to-year sales decline represents inventory that is no longer in the distributors' warehouses. Order intake for our National Accounts and Government retail channels continued to grow, suggesting that the Company's product features and functionality continue to be highly competitive. This also reinforces the Company's decision to expand its independent distribution network and focus product promotion through the independent channel by helping distributors stimulate end-user demand to sell more of the Company's products.

Purchases by Claricom, the Company's largest independent distributor, were approximately $13.1 million lower in 1998 than in 1997 when Claricom purchases were influenced by the old distributor contract, which required certain purchase levels to maintain exclusive distribution rights in its territories.

Healthcare Communications

The mission of the Healthcare Communications (Healthcare) business is to provide information management and communications solutions that enable healthcare facilities to deliver high quality patient care with substantially lower operating costs. Integrated on the scaleable Healthcare Communications Platform
(HCP), healthcare products are designed to improve patient care quality, prevent technological obsolescence and increase staff productivity. Products range from traditional nurse call systems, intercoms and room status indicators to more sophisticated patient reporting systems, infrared locating systems and wireless technologies. All of these products can be seamlessly integrated to enhance a facility's communications and information networking. Healthcare customers include hospitals, surgical centers, nursing homes and assisted living centers.

Healthcare reported $4.3 million lower sales for 1998 compared to 1997 reflecting three primary factors. First, the healthcare sales process was disrupted in the second and third quarters of 1998 by competitive actions in response to the Company's efforts earlier in 1998 to offer the business for sale. Second, the Company is changing its installation process (and the related revenue recognition policy) to delay product shipments to the installation site until just before the actual installation date. Phasing delivery of the equipment in this manner makes it easier to ensure that customers receive the most up-to-date release of the Company's products and shortens the Company's cash conversion cycle. Finally, Healthcare changed its sales incentive practices with the healthcare independent distributors in a similar manner as described above for the Computer Telephony group.

GROSS PROFIT

Gross profit margin for 1998 was $41.7 million or 31.3 % of revenue, compared to $53.0 million or 33.9% of revenue in 1997. The decrease primarily relates to the decline in sales volume. Although pricing margins remained constant compared to the prior year, the lower volume resulted in lower fixed cost absorption and a reduction in gross profit margin percentage.

OPERATING EXPENSES

Excluding special charges and the eLottery asset impairment, operating expenses were $51.5 million, a decrease of $1.4 million compared to 1997. Product development expenses were the primary reason for the decrease, as the Company has redirected its efforts on more focused product development priorities. This has resulted in reduced costs and lower headcount compared to last year. Selling, general and administrative expenses for 1998 were $41.4 million, or 31.0% of revenue, compared to $40.1 million or 25.7% of revenue for 1997. During the last 6 months of 1998, the Company accelerated its investments in improved business processes with its ongoing implementation of a new enterprise software system, the purchase of a new web-based channel management system and consulting fees incurred to reengineer its business processes. The Company also incurred higher legal and employee-related benefit expenses than in 1997. This was offset by a favorable variance in selling expenses, primarily due to lower commissions on lower sales volume and reduced headcount.

SPECIAL CHARGES

During 1998, the Company recorded $9.0 million in special charges. These charges include $5.3 million relating to changes the Company has undertaken to restructure its business, primarily involving separation costs related to changes in senior management during 1998 and a provision for losses to be incurred in subleasing a portion of the Company's leased facilities.

Also included is a $3.7 million charge to settle claims made by Lucent Technologies (Lucent) which holds the patent rights to certain intellectual property allegedly used in the Company's products. Under the agreement, the Company will pay Lucent $3.7 million over the next two years to cover all past patent obligations. In addition, the parties have agreed to execute a bilateral patent cross-license agreement covering all of Lucent's and the Company's current telephony-related patents, which provides for additional royalties to be paid to Lucent.

ASSET IMPAIRMENT AND OTHER RELATED CHARGES

In response to the legal decision issued December 17, 1998 in AT&T vs. Coeur d'Alene Tribe, eLottery and the CDA terminated operation of the NIL and the US Lottery telephone and Internet operations managed by eLottery. As a result, the Company reevaluated certain of its assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets." Based upon this review, management determined that both the intangibles and the advances to the NIL have been impaired as of the date of this legal decision. As of December 17, 1998, net intangibles and advances to NIL of $12.9 million and $11.2 million, respectively, were written down to zero, which represented the estimated fair value of the assets, as no future cash flows will be generated by the NIL. The Company also recorded an additional charge of $1.4 million for shutdown costs and the write-off of certain deferred startup expenses related to the NIL. The total NIL-related write-off included in the 1998 statement of operations was $25.5 million.

INTEREST AND OTHER EXPENSE

Interest expense for 1998 was $2.4 million, an increase of $0.4 million from 1997. The increase is due to higher levels of bank borrowings in 1998. Other income, net decreased compared to the same periods in 1997 due to lower interest income on invested cash and lower royalty income. The Company also recorded a nonrecurring gain on a negotiated settlement with a former supplier of videoconferencing equipment totaling $5.3 million. The gain was recorded in the fourth quarter of 1998.

INCOME TAXES

The Company accounts for income taxes in accordance with FAS No. 109, "Accounting for Income Taxes". For the year ended December 31, 1998, the Company recorded a tax benefit of $4.2 million. The tax benefit for the year increased the deferred tax asset reflecting an increase in tax benefits to be utilized in the future. As of December 31, 1998, the deferred tax asset of $22.8 million represents the expected benefits to be received from the utilization of tax benefit carryforwards. The Company did not record a tax benefit for its fourth quarter loss. Management believes that the deferred tax asset will more likely than not be recognized in the carryforward periods.

SUBSEQUENT EVENT

On March 29, 1999, the Company announced that it planned to divest its core telephony and healthcare businesses and change the name of the Company to eLottery, Inc. At the same time, the Executone Board of Directors announced it had received an offer for those businesses from a group to be led by Stanley J. Kabala, Chairman and Chief Executive Officer of Executone, and that it has formed a special committee of the Board to accomplish that divestiture. The offer from management is in the range of $70 million and is subject to a number of conditions including negotiation of a definitive agreement, financing, the waiver or expiration of a pre-existing right of first offer, and approval of the Executone shareholders. A final decision as to the method of divesting this business has not been made by the Board.

Under the management offer, the proceeds of the sale will remain in the public company, eLottery, to help it accelerate the achievement of its business plans. The Board believes this transaction creates more value for the Company's shareholders than the spin off of the eLottery common stock, which had potentially significant corporate and individual tax consequences. As a result, the Company has terminated its previously filed registration statement.

On April 7, 1999, the Company announced that as part of its plan to separate its telephony and healthcare businesses from eLottery, it had received approval from 100% of its preferred shareholders to accelerate the redemption of its Series A and Series B preferred stock. The Company believes this transaction will simplify its capital structure and align the interests of the former preferred and current common shareholders.

eLOTTERY

On December 19, 1995, EXECUTONE Information Systems, Inc. ("Executone') acquired 100% of the common stock of Unistar Gaming Corp. for common and preferred stock with a combined value of $12.7 million. In January 1999, Unistar Gaming Corp. changed its name to eLottery, Inc. ("eLottery"). Any reference herein to eLottery shall be deemed to include business conducted under the name Unistar Gaming Corp. eLottery's wholly-owned subsidiary, UniStar Entertainment, Inc. ("UniStar Entertainment") has an exclusive five-year management agreement with the CDA, which was the primary asset acquired, to provide design, development, financial and management services to the National Indian Lottery. The NIL was operational beginning in January 1998. However, in response to an adverse legal opinion on December 17, 1998, eLottery and the CDA terminated the operations of the NIL and the US Lottery telephone and Internet operations managed by eLottery (See "Asset Impairment and Other Related Charges").

eLottery's original mission was to develop, install and manage a National Indian Lottery accessible by telephone. eLottery developed a state-of-the-art Internet and telephone-based system providing both instant and draw lottery games, full player accounting and tracking and automatic credit or debit card clearance. In early 1998, as a hedge against potential adverse legal and political decisions, eLottery began investigating alternative applications and markets for its technology. eLottery is now pursuing opportunities to become a web-based retailer of lottery services and to license its systems and services to state and international lotteries. The Company has developed and operated systems software that enables the electronic distribution of lottery tickets over the Internet, Intranet and via telephone. The Company believes that the electronic distribution of lottery tickets through these systems will increase lottery sales because they make the purchase of tickets more easily accessible and because they make use of technology to enhance and enliven the lottery gaming experience. With its unique and proven ability to offer lottery operators its new Internet and Intranet-based lottery products worldwide, the Company believes it is well positioned to capitalize on the growth in non-traditional lottery sales.

The Company has made a significant investment in eLottery, which upon acquisition created 8% dilution to the Company's stockholders and, subsequent to the acquisition, has required an additional $18.6 million in cash. During the year ended December 31, 1998, the Company invested $7.3 million as part of the cost to develop the software systems, building and other costs related to the project, most of which were recorded as assets on the balance sheet. The Company's cumulative investment in eLottery as of December 31, 1998 was $32.7 million, of which $24.9 million was written off during the fourth quarter of 1998. The remaining funds invested primarily relate to the computer hardware and software systems developed to run the games. With the termination of operations of the NIL, future expenditures will be directed toward generating future revenues from the sale or licensing of the technology eLottery has developed to authorized state and national lotteries.

With the termination of the NIL and US Lottery, the Company continues to face certain legal and other risks. See Note L in the Notes to Consolidated Financial Statements for a discussion of the legal issues and legislative proposals, which could impact the Company and its eLottery business.

YEAR 2000

Status

The Company has completed a review of its computer systems to identify systems that could be affected by the "Year 2000" issue. Systems that do not properly recognize information after December 31, 1999 could generate erroneous data or fail. Although the Company estimated the cost to resolve the Year 2000 issue through its current software system would have been less than $0.5 million, it decided as part of its long-term information systems plan to convert to a new and more comprehensive software system for its information technology (IT) infrastructure. The new system will cost approximately $2.3 million, including installation and data conversion costs. The Company expects the new system to be operational by the end of the second quarter of 1999. The costs for the new system will be capitalized and depreciated over the expected service life of the system beginning in the third quarter of 1999.

Implementation of the new system began during the third quarter of 1998. The Company has incurred approximately $1.1 million through December 31, 1998, primarily for the purchase of software licenses and certain system hardware, along with installation costs. The Company has completed the system blueprint, the first significant milestone in the project. Blueprinting is the evaluation and documentation of system requirements on a process by process basis and serves as the framework for the configuration of the system and the installation process. The configuration process is now underway, along with documentation of our business process procedures as they will be used in the new system. The Company has also begun data conversion processes. As of December 31, 1998, it is estimated that the installation process is approximately 40% complete. Management believes that the conversion to new software will resolve the Year 2000 issue as it relates to its IT infrastructure. There are several peripheral systems that will not be replaced by the new software. These systems are being made compliant using the Company's internal resources, which have been redeployed from other projects. The remedial effort is approximately 50% complete and is scheduled to be 100% complete by the end of the second quarter of 1999. The total remedial cost for these systems is approximately $50,000, of which approximately $25,000 has been incurred as of December 31, 1998.

For non-IT systems (non-information technology that typically includes imbedded technology such as micro-controllers), the Company has reviewed its production and other equipment and determined that there are no significant Year 2000 issues. The Company has also begun seeking representations and assurances from its key vendors regarding timely Year 2000 compliance. Other than such surveys of its vendors, the Company has not made an assessment as to whether any of its suppliers or service providers will be affected by the date change.

Risk Assessment

Although the Company believes that internal Year 2000 compliance will be achieved by December 31, 1999, there can be no assurance that the Year 2000 problem will not have a material adverse affect on the Company's business, financial condition and results of operations. The failure by the Company to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Presently, the Company perceives that the most reasonably likely worst case scenario related to the Year 2000 issue is associated with potential concerns with the ability of third party vendors to provide products used in the manufacturing process. A significant disruption in the product manufacturing process could prevent or delay the Company from completing new installations or system upgrades and enhancements for its customers. This would adversely affect the Company's results of operations, liquidity and financial condition. The Company is not presently aware of any vendor-related Year 2000 issue that is likely to result in such a disruption.

Contingency Plan

The Company does not yet have a contingency plan in place to deal with unforeseen conversion failures. Such a plan is currently being developed and will include the identification of a team of employees to be on call during the millennium change to monitor key systems, providing for backup power sources, data retention and recovery procedures for critical business data and operational plans to address potential delays in product supply from vendors. The contingency plan is expected to be in place by June 1999.

OTHER MATTERS

For the years ended December 31, 1998 and 1997, the Company had two individual customers, each of which generated in excess of 10% of the Company's revenues. Both customers are included in the Computer Telephony segment. One customer accounted for $18.0 million and $31.1 million in sales for 1998 and 1997, respectively. The second customer accounted for $16.4 million and $14.0 million for the same periods, respectively.

FAS No. 130, "Reporting Comprehensive Income," became effective for fiscal years beginning after December 15, 1997. This Statement does not apply to the Company because it had no items of other comprehensive income in any of the years presented.

1997 COMPARED TO 1996

RESULTS OF OPERATIONS

On May 31, 1996, the Company sold substantially all of its direct sales and services organization, including its long-distance reseller business (hereinafter referred to as the "sale of the direct offices"), for consideration valued at $69.6 million to Clarity Telecom

Holdings, Inc. d/b/a Executone Business Solutions (Clarity, subsequently known as Claricom). As a result of the business sales and dispositions consummated during the first half of 1996, including the sale of the direct offices, the financial results for 1997 are not comparable to 1996, other than on certain measures of overall profitability. During 1997, the Company generated $0.1 million in operating income compared to an operating loss of $3.4 million in 1996. The Company had a net loss of $0.2 million, or $0.00 per share in 1997, compared to a net loss of $2.9 million, or ($0.06) per share in 1996, excluding the gain on the sale of the direct offices.

Increased revenues achieved by the Healthcare Communications business in 1997 along with the non-recurring expenses incurred in the first half of 1996 relating to the sale of the direct sales offices were the primary reasons for the year over year improvement. However, these favorable variances were largely offset by the much lower than anticipated sales levels to the Company's largest distributor.

Computer Telephony had 1997 revenues of $117.2 million, compared to $129.4 million in 1996. The decrease in revenue is due to a $16.0 million decrease in sales to Claricom. Excluding Claricom, the remainder of the independent distribution channel increased revenue by $6.4 million, or 22%, compared to 1996. Revenues from the retail portion of Computer Telephony were largely stable year over year. Repair revenue decreased approximately $2 million, primarily due to lower Claricom activity, and sales of least cost routing (LCR) products increased almost 50% to $1.8 million. Computer Telephony segment profit was approximately $3.3 million during 1997. Healthcare revenues for 1997 were $39.0 million compared to $30.2 million in 1996 due to an increase in new installations, system upgrades and expansions. During 1997, the Healthcare segment had a loss of $2.4 million.

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

LIQUIDITY AND CAPITAL RESOURCES

On August 14, 1998, the Company entered into a new credit facility with Fleet Capital Corp. The new credit facility provides a maximum overall credit line of $30 million consisting of a revolving line of credit for direct borrowings, along with standby and trade letters of credit. Direct borrowings and letter of credit advances are made available pursuant to a formula based on the levels of eligible accounts receivable and inventories. To minimize interest on the revolving line of credit, the Company has the option to borrow based upon an adjusted prime borrowing rate or an adjusted LIBOR rate. The credit facility is secured by substantially all of the Company's assets and has a five-year term. Under the terms of the new credit facility, the Company had approximately $8.8 million in borrowings available as of December 31, 1998.

The Company's liquidity is represented by cash, cash equivalents and cash availability under its existing credit facilities. The Company's liquidity was approximately $10 million, $28 million and $50 million as of December 31, 1998, 1997 and 1996, respectively.

At December 31, 1998 and 1997, cash and cash equivalents amounted to $1.5 million and $7.7 million, respectively, or 3% and 11% of current assets, respectively. Cash used by total operating activities was $10.6 million in 1998, $4.8 million more than in 1997. The primary reasons for the use of additional cash were disbursements of $3.4 million for special charges, and the impact on operating cash of the $9.8 million operating loss (excluding asset impairment and special charges). This was partially offset by the release of $5.1 million held in escrow since the sale of the direct offices in 1996.

Cash used by investing activities totaled $3.3 million for 1998, a $5.1 million reduction compared to 1997. The reduction is due to the October 1998 receipt of $5 million in cash as part of a negotiated a settlement with a former supplier of the Company's videoconferencing equipment. The proceeds were used to reduce outstanding bank borrowings.

The Company generated $7.6 million in cash from financing activities during 1998. The primary source of cash was borrowings of $8.6 million, offset by payments on capital lease obligations and other long-term debt. During 1997, the Company used $5.8 million in its financing activities, primarily to repurchase the Company's common stock for $4.9 million and to repay capital lease obligations and other long-term debt.

Total debt at December 31, 1998 was $24.5 million, an increase of $8.9 million from $15.6 million at December 31, 1997. The increase is a result of $8.6 million in bank borrowings from the Company's credit facility, capital lease obligations of $1.2 million incurred in connection with the acquisition of a new computer software system and miscellaneous computer and production equipment, and an increase to the carrying value of the convertible subordinated debentures of $0.2 million due to accretion. Debt was reduced by the repayment of $1.1 million in capital lease obligations incurred in connection with equipment and software acquisitions, along with other debt repayments.

On February 26, 1999, the Company received $9.3 million from Claricom as payment in full for Claricom's outstanding $5.9 million junior subordinated note plus interest, along with the redemption of the warrants issued to the Company as part of the sale of the direct offices in 1996. The Company used the proceeds to reduce outstanding bank borrowings.

Required principal payments for debt in 1999 are approximately $0.9 million. The Company believes that borrowings under the Credit Facility and cash flow from operations will be sufficient to meet working capital and other requirements for 1999.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information presented in the "Notes to Financial Statements" included under
Item 8 is incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
EXECUTONE Information Systems, Inc.:

We have audited the accompanying consolidated balance sheets of EXECUTONE Information Systems, Inc. (a Virginia corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EXECUTONE Information Systems, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Stamford, Connecticut
February 4, 1999

EXECUTONE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share amounts)

                                                                        Years Ended December 31,
                                                              1998                 1997                  1996
                                                              ----                 ----                  ----
REVENUES                                                   $ 133,498             $ 156,396             $ 212,022

COST OF REVENUES                                              91,777               103,387               132,510
                                                           ---------             ---------             ---------
    Gross Profit                                              41,721                53,009                79,512
                                                           ---------             ---------             ---------
OPERATING EXPENSES:
    Product development and engineering                       10,052                12,794                13,773
    Selling, general and administrative                       41,435                40,125                69,180
    Special charges                                            9,028                  --                    --
    Asset impairment and other related charges                25,486                  --                    --
                                                           ---------             ---------             ---------
                                                              86,001                52,919                82,953
                                                           ---------             ---------             ---------
OPERATING INCOME (LOSS)                                      (44,280)                   90                (3,441)

INTEREST EXPENSE                                              (2,393)               (1,985)               (2,707)
NET GAIN ON SALE OF BUSINESSES                                 5,269                  --                  44,060
OTHER INCOME, NET                                                313                 1,537                 1,870
                                                           ---------             ---------             ---------
INCOME (LOSS) BEFORE INCOME TAXES                            (41,091)                 (358)               39,782

PROVISION (BENEFIT) FOR INCOME TAXES                          (4,232)                 (137)               15,620

INCOME (LOSS) BEFORE EXTRAORDINARY
    ITEM                                                     (36,859)                 (221)               24,162
Extraordinary item - loss on extinguishment
    of debt (net of income tax benefit of $238)                 --                    --                    (355)
                                                           ---------             ---------             ---------
NET INCOME (LOSS)                                          $ (36,859)            $    (221)            $  23,807
                                                           =========             =========             =========

EARNINGS (LOSS) PER SHARE:
    INCOME (LOSS) BEFORE EXTRAORDINARY
       ITEM                                                $   (0.74)            $    --               $    0.47
    EXTRAORDINARY ITEM                                          --                    --                   (0.01)
                                                           ---------             ---------             ---------
    NET INCOME (LOSS)                                      $   (0.74)            $    --               $    0.46
                                                           =========             =========             =========

DILUTED EARNINGS (LOSS) PER SHARE:
    INCOME (LOSS) BEFORE EXTRAORDINARY
       ITEM                                                $   (0.74)            $    --               $    0.46
    EXTRAORDINARY ITEM                                          --                    --                   (0.01)
                                                           ---------             ---------             ---------
    NET INCOME (LOSS)                                      $   (0.74)            $    --               $    0.45
                                                           =========             =========             =========

AVERAGE COMMON SHARES OUTSTANDING:
         BASIC                                                49,755                49,655                51,712
                                                           =========             =========             =========
         DILUTED                                              49,755                49,655                52,251
                                                           =========             =========             =========


The accompanying notes are an integral part of these consolidated statements.

EXECUTONE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)                                                          Years Ended December 31,
                                                                 1998            1997             1996
                                                                 ----            ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss) before extraordinary item                    $(36,859)       $   (221)       $ 24,162
    Adjustments to reconcile net income (loss) to net
      cash used by operating activities:
      Depreciation and amortization                               3,545           2,969           4,242
      Asset impairment and other related charges                 25,486            --              --
      Deferred income tax provision (benefit)                    (4,232)           (137)         11,420
      Net gain on sale of businesses                             (5,269)           --           (44,060)
      Provision for losses on accounts receivable                 1,227             277           1,921
      Accrual of patent infringement settlement                   3,735            --              --
      Other, net                                                   (155)            201            (465)
    Changes in working capital items:
      Accounts receivable                                         6,862           5,439          (8,754)
      Inventories                                                (4,464)         (3,893)          1,048
      Accounts payable and accruals                              (4,580)         (8,779)         (2,857)
      Other working capital items, net                            4,107          (1,668)          2,375
                                                               --------        --------        --------

NET CASH USED BY OPERATING ACTIVITIES                           (10,597)         (5,812)        (10,968)
                                                               --------        --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                              (817)         (1,469)         (2,534)
   Dispositions of businesses                                     5,000            --            56,948
   Investment in eLottery                                        (7,261)         (5,556)         (4,182)
   Other, net                                                      (184)         (1,325)            298
                                                               --------        --------        --------
NET CASH (USED) PROVIDED BY
    INVESTING ACTIVITIES                                         (3,262)         (8,350)         50,530
                                                               --------        --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings (repayments) under revolving credit
     facility                                                     8,582            --           (15,445)
   Repayments of other long-term debt                            (1,092)         (1,182)         (1,134)
   Repurchase of stock                                             (148)         (4,893)         (4,554)
   Proceeds from issuance of stock                                  272             268             819
   Other borrowings                                                --              --               356
                                                               --------        --------        --------
NET CASH PROVIDED (USED) BY FINANCING
   ACTIVITIES                                                     7,614          (5,807)        (19,958)
                                                               --------        --------        --------
INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                          (6,245)        (19,969)         19,604
CASH AND CASH EQUIVALENTS - BEGINNING
   OF YEAR                                                        7,727          27,696           8,092
                                                               --------        --------        --------
CASH AND CASH EQUIVALENTS - END
  OF YEAR                                                      $  1,482        $  7,727        $ 27,696
                                                               ========        ========        ========


The accompanying notes are an integral part of these consolidated statements.

EXECUTONE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except for share amounts)                             December 31,        December 31,
                                                                         1998               1997
                                                                       --------            ------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                            $  1,482          $  7,727
   Restricted cash                                                             -             5,084
   Accounts receivable, net of allowance
      of $1,720 and $1,814                                                25,531            33,403
   Inventories                                                            24,753            20,436
   Prepaid expenses and other current assets                               4,966             4,091
                                                                        --------          --------
   Total Current Assets                                                   56,732            70,741

PROPERTY AND EQUIPMENT, net                                               10,604             7,767
INTANGIBLE ASSETS, net                                                     3,795            19,765
DEFERRED TAXES                                                            22,811            18,577
OTHER ASSETS                                                              16,363            22,014
                                                                        --------          --------
                                                                        $110,305          $138,864
                                                                        ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt                                   $    856          $    951
    Accounts payable                                                      18,093            23,009
    Accrued payroll and related costs                                      3,969             3,007
    Accrued liabilities                                                   15,046            13,123
    Deferred revenue and customer deposits                                 2,439             2,541
                                                                        --------          --------
    Total Current Liabilities                                             40,403            42,631

LONG-TERM DEBT                                                            23,693            14,643
OTHER LONG-TERM LIABILITIES                                                2,445             1,092
                                                                        --------          --------
    Total Liabilities                                                     66,541            58,366
                                                                        --------          --------
STOCKHOLDERS' EQUITY:
    Common stock:  $.01 par value; 80,000,000 shares
        authorized; 49,834,807 and 49,660,359 issued and
        outstanding                                                          498               497
    Preferred stock:  $.01 par value; Cumulative Convertible
      Preferred Stock (Series A), 250,000 shares authorized, issued and outstanding; Cumulative Contingently Convertible Preferred Stock
      (Series B), 100,000 shares authorized, issued and outstanding        7,300             7,300
    Additional paid-in capital                                            71,624            71,500
    Retained earnings (deficit)                                          (35,658)            1,201
                                                                        --------          --------
    Total Stockholders' Equity                                            43,764            80,498
                                                                        --------          --------


                                                                        $110,305          $138,864
                                                                        ========          ========


The accompanying notes are an integral part of these consolidated balance sheets.

EXECUTONE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


(In thousands, except for
share amounts)
                                             Common Stock            Preferred Stock        Additional    Retained       Total
                                            --------------          -----------------        Paid-In      Earnings    Stockholders'
Capital                                     Shares       Amount     Shares     Amount        Capital      (Deficit)      Equity
-------                                     ------       ------     ------     ------       ---------     ---------   -----------

Balance at December 31, 1995               51,658,492     $517     350,000     $7,300         $79,668      $(22,385)      $65,100

Proceeds from issuances of stock
    from employee stock plans                 810,036        8                                    839                         847
Warrants exercised for common
    stock                                     199,431        2                                      7                           9
Repurchase of stock                        (1,494,204)     (15)                                (4,536)                     (4,551)
Amortization of deferred
    compensation                                                                                  135                         135
Net income                                                                                                   23,807        23,807
                                         ----------------------------------------------------------------------------------------
Balance at December 31, 1996               51,173,755     $512     350,000     $7,300         $76,113        $1,422       $85,347


Proceeds from issuances of stock
    from employee stock plans                 323,490        3                                    201                         204
Warrants exercised for common
    stock                                      50,000        1                                     60                          61
Repurchase of stock                        (1,886,886)     (19)                                (4,874)                     (4,893)
Net loss                                                                                                       (221)         (221)
                                         ----------------------------------------------------------------------------------------
Balance at December 31, 1997               49,660,359     $497     350,000     $7,300         $71,500        $1,201       $80,498
                                         ----------------------------------------------------------------------------------------


Proceeds from issuances of stock
   from employee stock plans                  314,448        2                                    150                         152
Amortization of deferred
   compensation                                                                                   121                         121
Repurchase of stock                          (140,000)      (1)                                  (147)                       (148)
Net loss                                                                                                    (36,859)      (36,859)
                                         ----------------------------------------------------------------------------------------
Balance at December 31, 1998               49,834,807     $498     350,000     $7,300         $71,624      $(35,658)      $43,764
                                         ========================================================================================


The accompanying notes are an integral part of these consolidated statements.

EXECUTONE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - NATURE OF THE BUSINESS AND FORMATION OF THE COMPANY

EXECUTONE Information Systems, Inc. (the Company) develops, markets and supports voice and data communications and information systems. Products and services include telephone systems, voice mail systems, inbound and outbound call center systems and specialized healthcare communications and workflow management systems. Products and services are sold under the EXECUTONE'r', INFOSTAR'r', IDS'TM', LIFESAVER'TM' and INFOSTAR/ILS'TM' brand names through a national network of independent distributors and direct sales and service employees. The Company's products are manufactured primarily in the United States, Malaysia, China and the Dominican Republic.

The Company's eLottery subsidiary (formerly named Unistar Gaming Corp.) develops, provides and maintains Internet, intranet and telephone communications, accounting, database and other applications and services for use by the domestic and international lottery market. eLottery's UniStar Entertainment subsidiary has the exclusive right to design, develop and manage the National Indian Lottery (NIL) of the Coeur d'Alene Tribe of Idaho (CDA). The NIL was operational beginning in January 1998. However, in response to an adverse legal opinion on December 17, 1998, eLottery and the CDA terminated the operations of the NIL and US Lottery telephone and Internet operations managed by eLottery (see Note L).

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. In consolidating the accompanying financial statements, all significant intercompany transactions have been eliminated. Investments in affiliated companies owned more than 20%, but not in excess of 50%, are recorded under the equity method.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition. The Company recognizes revenue on equipment sales and software licenses to independent sales and service offices when shipped. Revenue from equipment, software and installation contracts with end-users is recognized when the contract or contract phase for major installations is substantially completed. Revenue derived from the sale of service contracts is amortized ratably over the service contract period on a straight-line basis.

Earnings Per Share. Earnings per share is calculated in accordance with the provisions of FAS No. 128, "Earnings per Share." Basic earnings per share is based upon the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is based upon the weighted average number of shares of common stock outstanding plus the dilutive effect of stock options and warrants outstanding during the period. Stock options and warrants, the convertible preferred stock and the convertible debentures, which are antidilutive, have been excluded from the computations.

Cash Equivalents. Cash equivalents include short-term investments with original maturities of three months or less.

Inventories. Inventories are stated at the lower of first-in, first-out (FIFO) cost or market and consist of the following at December 31, 1998 and 1997:

         (Amounts in thousands)                  1998                      1997
         ----------------------                  ----                      ----
         Raw Materials                         $ 2,527                  $ 4,672
         Finished Goods                         22,226                   15,764
                                               -------                  -------
                                               $24,753                  $20,436
                                               =======                  =======

Intangible Assets. Intangible assets represent the excess of the purchase price of the predecessor companies acquired over the fair value of the net tangible assets acquired. The carrying value of intangibles is evaluated periodically in accordance with the provisions of FAS No. 121, "Accounting for the Impairment of Long-Lived Assets", by projecting the lowest level of future undiscounted net cash flows of the underlying businesses. If the sum of such cash flows is less than the book value of the long-lived assets, including intangibles, projected future cash flows are discounted and intangibles are adjusted accordingly (see Note L). Amortization is provided over a 40-year period. Intangible assets at December 31, 1998 and 1997 are net of accumulated amortization of $1.3 million and $1.1 million, respectively.

Property and Equipment. Property and equipment at December 31, 1998 and 1997 consist of the following:


         (Amounts in thousands)                 1998                       1997
         ----------------------                 ----                       ----
         Furniture and fixtures               $  1,017                  $    887
         Leasehold improvements                  1,765                     1,718
         Machinery and equipment                20,252                    16,858
                                              --------                  --------
                                                23,034                    19,463
         Accumulated depreciation              (12,430)                  (11,696)
                                              --------                  --------
         Property and equipment, net          $ 10,604                  $  7,767
                                              ========                  ========

Depreciation is provided on a straight-line basis over the estimated economic useful lives of property and equipment which range from three to ten years for equipment. Amortization, principally of leasehold improvements, is provided over the life of the respective lease terms which range from five to ten years.

Income Taxes. The Company utilizes the liability method of accounting for income taxes as set forth in FAS No. 109, "Accounting for Income Taxes". Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

Product Development and Engineering. Product development and engineering costs are expensed as incurred.

Fair Value of Financial Instruments. The fair value of the Company's Convertible Subordinated Debentures at December 31, 1998 is approximately $11.5 million, based upon market quotes. The carrying value of all other financial instruments included in the accompanying consolidated financial statements approximate fair value as of December 31, 1998 based upon current interest rates.

Noncash Investing and Financing Activities. The following noncash investing and financing activities took place during the three years ended December 31, 1998:

         (Amounts in thousands)                        1998         1997          1996
         ----------------------                        ----         ----          ----
         Note receivable and warrants from sale of
             direct sales offices                     $   --       $   --         $8,100
         Restricted cash received from sale of
             direct sales offices                         --           --          5,031
         Common shares exchanged to exercise options
             and warrants                                230          507            549
         Capital leases for equipment acquisitions     1,212        1,805            302


Refer to the consolidated statements of cash flows for information on cash-related operating, investing and financing activities.

NOTE C - DEBT

The Company's debt is summarized below at December 31, 1998 and 1997:

(Amounts in thousands)                            1998             1997
----------------------                            ----             ----
Borrowings Under Revolving Credit Facility (a)   $ 8,582           $    --
Convertible Subordinated Debentures (b)           12,822            12,569
Capital Lease Obligations (c)                      2,521             2,326
Other                                                624               699
                                                 -------           -------
Total Debt                                        24,549            15,594
Less: Current Portion of Long-Term Debt              856               951
                                                 -------           -------
Total Long-Term Debt                             $23,693           $14,643
                                                 =======           =======

(a) On August 14, 1998, the Company entered into a new revolving credit facility (the Credit Facility) with Fleet Capital Corp. expiring in 2003. The new Credit Facility provides a maximum overall credit line of $30 million consisting of a revolving line of credit for direct borrowings, along with standby and trade letters of credit. Direct borrowings and letter of credit advances are made available pursuant to a formula based on the levels of eligible accounts receivable and inventories. To minimize interest expense on the revolving line of credit, the Company has the option to borrow money based upon an adjusted prime borrowing rate (9.0% at December 31, 1998) or at an adjusted LIBOR rate (8.6% at December 31,
     1998). Approximately $8.8 million was available at December 31, 1998 under the revolving line of credit, after giving effect to $6.9 million that was committed to cover outstanding letters of credit. The unused portion of the line of credit has a commitment fee of 0.40% through December 31, 1998. Beginning in 1999, the unused commitment fee will be adjusted based upon certain financial ratios. The Company borrowed $8.6 million as of December 31, 1998. No direct borrowings against the revolving Credit Facility were outstanding at December 31, 1997.
     The Company's average outstanding indebtedness under the revolving line of credit for the year ended December 31, 1998 was $5.9 million, and the average interest rate on such indebtedness was 9.40%.

     The Credit Facility agreement contains certain restrictive covenants including, among other things, minimum levels of operating cash flows and consolidated net worth. During 1998, the Company was in compliance with all such financial covenants or was granted a waiver of the covenant by the lender. Interest rates are also subject to adjustment based upon certain financial ratios.

(b) The Company's Convertible Subordinated Debentures (the Debentures), issued in April 1986, are due March 15, 2011 and bear interest at 7 1/2%, payable March 15th and September 15th. The face value of the outstanding Debentures at December 31, 1998 was $16.4 million. The face value of the Debentures was adjusted to fair value in connection with the Company's 1988 quasi-reorganization. The Debentures are convertible at the option of the holder into Common Stock of the Company at any time on or before March 15, 2011, unless previously redeemed, at a conversion price of $10.625 per share, subject to adjustment in certain events. Subject to certain restrictions, the Debentures are redeemable in whole or in part, at the option of the Company, at par. The Debentures are also subject to annual sinking fund payments of $1.5 million. In January 1992, $15 million principal amount of Debentures with a book value of $10.1 million was exchanged for 674,865 shares of Convertible Preferred Stock and 2,999,400 Common Stock Purchase Warrants. Debentures reacquired by the Company in the debt-for-equity exchange and in connection with Warrant exercises were delivered in lieu of cash in satisfying sinking fund requirements. Thus, no cash sinking fund payment will be due on the Debentures until March 2008.

(c) The Company has entered into capital lease arrangements for office furniture, computer and test equipment with a net book value of approximately $2.5 million and $2.3 million at December 31, 1998 and 1997, respectively. Such leases have been capitalized using implicit interest rates which range from 8% to 12%.

The following is a schedule of future maturities of long-term debt at December 31, 1998:


                  Years Ending December 31:                   (Amounts in thousands)
                  -------------------------                   ---------------------
                           1999                                        $     856
                           2000                                              890
                           2001                                              891
                           2002                                              293
                           2003                                              107
                           Thereafter                                     21,512
                                                                        --------
                                                                         $24,549
                                                                        --------
                                                                        --------

For the years ended December 31, 1998, 1997 and 1996, the Company made cash payments of approximately $1.7 million, $1.8 million and $2.6 million, respectively, for interest expense on indebtedness.

NOTE D - INCOME TAXES

The components of the provision (benefit) for income taxes applicable to income
(loss) before taxes for the three years ended December 31, 1998 are as follows:

         (Amounts in thousands)                   1998              1997            1996
         ----------------------                   ----              ----            ----
         Current    - Federal                   $    --           $   --          $ 1,100
                    - State                          --               --            3,100
                    - Foreign                         2                6               --
                                                -------           ------          -------
                                                      2                6            4,200
                                                -------           ------          -------

         Deferred   - Federal                    (3,281)            (111)          11,005
                    - State                        (953)             (32)             415
                                                -------           ------          -------
                                                 (4,234)            (143)          11,420
                                                -------           ------          -------
                                                $(4,232)          $ (137)         $15,620
                                                =======           ======          =======

For the year ended December 31, 1996, the Company recorded a deferred income tax benefit of $238,000 related to an extraordinary loss on the extinguishment of debt.

A reconciliation of the statutory federal income tax provision (benefit) to the reported income tax provision (benefit) on income (loss) before taxes for the three years ended December 31, 1998 is as follows:

(Amounts in thousands)                             1998               1997           1996
----------------------                             ----               ----           ----
Statutory income tax provision (benefit)         $(13,971)           $ (122)        $13,924
State income taxes, net of
    federal income tax benefit                       (629)              (21)          2,364
Tax benefit not recorded                            5,980                --              --
Write off and amortization of intangible assets     4,472                45              44
Research and development credit                      (610)             (807)           (351)
Nondeductible employee compensation costs             444                --              --

Other                                                  82               768            (361)
                                                 --------            ------         -------
Reported income tax provision (benefit)          $ (4,232)           $ (137)        $15,620
                                                 ========            =======        =======


The components of and changes in the net deferred tax asset are as follows:

                                                                               Deferred
                                                           December 31,        (Expense)      December 31,
(Amounts in thousands)                                         1997             Benefit          1998
----------------------                                     -------------       ----------     ----------
Net operating loss and tax credit carryforwards               $25,161           $ 10,520       $ 35,681
Inventory reserves                                              2,196                618          2,814
Accrued liabilities and restructuring costs                       406              1,595          2,001
Debenture revaluation                                          (1,437)                98         (1,339)
Other                                                          (3,005)            (2,304)        (5,309)
                                                            ---------           --------        -------
                                                               23,321             10,527         33,848
Valuation allowance                                            (4,744)            (6,293)       (11,037)
                                                            ---------           --------        -------
Deferred tax asset                                            $18,577           $  4,234       $ 22,811
                                                            =========           ========       ========

The deferred tax asset represents the benefits expected to be realized from the utilization of pre- and post-acquisition tax benefit carryforwards, which include net operating loss carryforwards (NOLs), tax credit carryforwards and the excess of tax bases over fair value of the net assets of the Company. The utilization of these tax benefits for financial reporting purposes will be reflected in the provision for income taxes each year, as applicable.

In order to fully realize the remaining deferred tax asset of $22.8 million as of December 31, 1998, the Company will need to generate future taxable income of approximately $62 million prior to the expiration of the NOLs and tax credit carryforwards. During the fourth quarter of 1998, the Company did not record a tax benefit on its pre-tax loss. This reflected the adoption of a more conservative accounting policy and does not change the Company's evaluation of its existing deferred tax asset. Although the Company believes that it is more likely than not that the deferred tax asset will be fully realized based on current projections of future pre-tax income, a valuation allowance has been provided for a portion of the deferred tax asset. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced.

As of December 31, 1998, the Company has NOLs and tax credit carryforwards (subject to review by the Internal Revenue Service) available to offset future income for tax return purposes of $67.0 million and $4.4 million, respectively. A portion of the NOLs and tax credit carryforwards were generated prior to the formation of the Company and their utilization is subject to certain limitations imposed by the Internal Revenue Code. The NOLs expire as follows: $24.6 million in 2004; $9.7 million in 2005; $12.3 million in 2006; $0.8 million in 2010;
$13.4 million in 2012; $6.2 million in 2013.

A reconciliation of the Company's income (loss) before taxes for financial reporting purposes to taxable income for the three years ended December 31, 1998 is as follows:

(Amounts in thousands)                                   1998          1997          1996
----------------------                                   ----          ----          ----
Income (loss) before taxes and extraordinary item       $(41,091)    $   (358)     $ 39,782
Extraordinary Item                                            --          --           (592)
                                                        --------     --------      --------
Income (loss) before taxes for financial
     reporting purposes                                  (41,091)        (358)       39,190
Differences between income (loss) before taxes for
     financial reporting purposes and taxable income:
  Permanent differences                                   14,359          (25)          124
                                                        --------     --------      --------
  Book taxable income (loss)                             (26,732)        (383)       39,314
  Net changes in temporary differences                     3,525      (13,002)      (15,282)
                                                        --------     --------      --------
Taxable income (loss)                                   $(23,207)    $(13,385)     $ 24,032
                                                        ========     ========      ========


The permanent differences relate to the write-off (in 1998) and amortization of goodwill, which are not deductible, and other items which adjusted book income but are not included in determining taxable income. Changes in temporary differences principally relate to the taxable gain on the sale of businesses (in
1996), inventory reserves and other costs accrued for book purposes, but not deducted for tax purposes until subsequently paid.

For the years ended December 31, 1998, 1997 and 1996, the Company made cash payments of approximately $0.1 million, $0.4 million and $1.5 million, respectively, for income taxes.

NOTE E - EARNINGS PER SHARE

A reconciliation of the Company's earnings (loss) per share calculations for the three years ended December 31, 1998 is as follows:

(in thousands, except for per share amounts)

For the year ended December 31, 1998:             Income/(Loss)     Shares         Per Share Amount
-------------------------------------             -------------     ------         ----------------
Basic and Diluted Loss Per Share:
Net loss                                          $(36,859)          49,755        $(0.74)
                                                  ========           ======        ======

For the year ended December 31, 1997:
-------------------------------------

Basic and Diluted Loss Per Share:
Net loss                                          $   (221)          49,655        $   --
                                                  ========           ======        ======

For the year ended December 31, 1996:
-------------------------------------

Basic Earnings Per Share:
Income before extraordinary item                  $ 24,162           51,712           $ 0.47

Stock Options and Warrants                                              539
                                                  --------           ------           ------
Diluted Earnings Per Share:
Income before extraordinary item                  $ 24,162           52,251          $  0.46
                                                  ========           ======          =======


The Company's Convertible Subordinated Debentures (see Note C(b)) are convertible into approximately 1.5 million shares of common stock as of December 31, 1998. The shares issuable upon conversion of the Debentures were not included in the computation of diluted earnings per share because they would be antidilutive for each of the periods presented. Options to purchase approximately 163,000 and 139,000 shares of common stock as of December 31, 1998 and 1997, respectively, were not included in the computation of diluted earnings per share due to the net losses for those years. Options to purchase 1.8 million, 1.2 million and 1.0 million shares of common stock as of December 31, 1998, 1997 and 1996, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the shares of common stock.

The convertible preferred stock issued in connection with the acquisition of eLottery (See Note L) was antidilutive, at issuance, and has been excluded from the above calculations. Subsequent to December 31, 1998, the convertible preferred stock was redeemed (see Note Q).

NOTE F - COMMITMENTS AND CONTINGENCIES

Operating Leases. The Company conducts its business operations in leased premises under noncancellable operating lease agreements expiring at various dates through 2005. Rental expense under operating leases amounted to $4.0 million, $4.2 million and $6.3 million for the years ended December 31, 1998, 1997 and 1996, respectively.

The following represents the future minimum rental payments due under noncancellable operating leases that have initial or remaining lease terms in excess of one year as of December 31, 1998:

         Years Ending December 31,                   (Amounts in thousands)
         -------------------------                   ----------------------
                  1999                                          $ 3,313
                  2000                                            3,233
                  2001                                            3,349
                  2002                                            3,588
                  2003                                            3,595
                  Thereafter                                      4,062
                                                              ---------
                                                                $21,140
                                                              =========

Litigation. The Company has various lawsuits, claims and contingent liabilities arising from the conduct of business; however, in the opinion of management, they are not expected to have a material adverse effect on the results of operations, cash flow or financial position of the Company. See Note L for discussion of legal issues related to eLottery.

NOTE G - EQUITY INVESTMENT

During 1995, the Company acquired 43% of the common stock and certain other assets of Dialogic Communications Corporation (DCC), a vendor of certain telephony products, in exchange for 353,118 shares of the Company's common stock and $100,000 cash. This investment is included in Other Assets and the related equity income is included in Other Income, Net.

NOTE H - STOCK OPTIONS AND WARRANTS

The Company has established stock option plans under which it is authorized to grant both incentive stock options and non-qualified stock options to officers and other key employees. Options are granted at a price not less than the fair market value on the date of the grant and generally become exercisable over a four-year period and expire after five to ten years. Shares available for granting of future options under these plans total 1.4 million as of December 31, 1998.

The Company also had non-plan options outstanding at December 31, 1998, all of which were exercisable. These options expire at various dates through March 2001.

A summary of the status of the Company's stock option plans, as well as non-plan options, as of December 31, 1998, 1997 and 1996 is as follows:

                                         1998                     1997                         1996
                                  --------------------     ----------------------      ----------------------
                                              Weighted                   Weighted                    Weighted
                                               Average                    Average                     Average
                                              Exercise                   Exercise                    Exercise
                                  Shares        Price       Shares         Price        Shares         Price
                                 --------    ----------    -------       --------       ------         -----
Outstanding 1/1                 1,510,899      $2.89      1,972,485       $2.54       2,858,577        $2.18
Granted                         1,407,400      $1.90        251,400       $2.32         316,875        $2.65
Exercised                        (138,550)     $2.01       (481,786)      $1.23        (761,570)       $1.28
Cancelled                        (524,550)     $2.51       (231,200)      $2.71        (441,397)       $2.46
                                ---------                 ---------                   ---------
Outstanding 12/31               2,255,199      $2.42      1,510,899       $2.89       1,972,485        $2.54
                                =========                 =========                   =========
Options exercisable
    12/31                         994,025      $3.06      1,017,134       $3.04       1,335,402        $2.44
                                =========                 =========                   =========

Information relative to options outstanding at December 31, 1998 is as follows:

                                                Options Outstanding                        Options Exercisable
                                     ------------------------------------------      -------------------------
                                                       Weighted        Weighted                       Weighted

                                        Shares          Average         Average          Shares        Average
     Exercise                        Outstanding       Remaining       Exercise       Exercisable     Exercise
      Prices                          12/31/98         Life (yrs)       Price           12/31/98        Price
     --------                        ------------------------------------------      -------------------------
$1.13 - $ 2.00                         846,600            6.0           $1.58           140,650         $1.89
$2.03 - $ 2.50                         577,800            3.7           $2.30           159,551         $2.37
$2.56 - $ 3.00                         239,869            2.9           $2.79           155,044         $2.85
$3.10 - $20.43                         590,930            1.8           $3.58           538,780         $3.62
                                     ---------                                          -------
$1.13 - $20.43                       2,255,199            4.0           $2.42           994,025         $3.06
                                     =========                                          =======

The fair value of options granted during 1998, 1997 and 1996 was $1.23, $1.24 and $1.20 per share, respectively. Fair value was estimated using the Black-Scholes option-pricing model with the following assumptions: expected volatility ranging from 66% to 108%, a risk-free interest rate ranging from 5.4% to 6.2%, an expected option life of 5.0 years and no dividend yield.

The Company applies APB Opinion 25 in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. If compensation cost had been determined in accordance with FAS No. 123, "Accounting for Stock-Based Compensation," net income would have been reduced by $0.4 million, $0.2 million and $0.1 million for 1998, 1997 and 1996, respectively. The change in earnings per share would have been immaterial each year.

As of December 31, 1998, the Company has warrants outstanding that permit the holders to purchase a total of 75,000 shares of Common Stock at prices ranging from $1.25 to $2.63 per share, expiring through November 2003. At December 31, 1998, 25,000 of these warrants were exercisable. Warrants were exercised for 50,000 and 199,431 shares of Common Stock for the years ended December 31 1997 and 1996, respectively. Such exercises were at average prices of $1.21 and $0.04 per share for the years ended December 31, 1997 and 1996, respectively. No warrants were exercised during 1998.

NOTE I - STOCK PURCHASE PLAN

A total of 2,750,000 shares of Common Stock are authorized for issuance under the Company's employee stock purchase plan (the "Employee Plan"). The Employee Plan permits eligible employees to purchase up to 1,000 shares of Common Stock at the lower of 85% of the fair market value of the Common Stock at the beginning or at the end of each six-month offering period. Pursuant to the Employee Plan, 39,866, 63,904 and 216,504 shares of common stock were sold to employees during the three years ended December 31, 1998, 1997 and 1996, respectively. The weighted average fair value of these purchase rights for 1998, 1997 and 1996 was $0.86, $0.67 and $0.81 per share, respectively. Fair value was estimated using the Black-Scholes option pricing model with the following assumptions used for all three years: expected volatility ranging from 66% to 108%, risk-free interest rate of 6.0%, an expected term of six months and no dividend yield.

The Company applies APB Opinion 25 in accounting for the Employee Plan and, accordingly, no compensation cost has been recognized. If compensation cost had been determined in accordance with FAS No. 123, the impact on net income and earnings per share would have been immaterial for 1998, 1997 and 1996.

In 1994, the Company's shareholders adopted the 1994 Executive Stock Incentive Plan (the "Executive Plan"), which enabled officers and other key employees to purchase a total of up to 3,000,000 shares of the Company's Common Stock. During 1995 and 1994, the Participants purchased 140,000 and 2,745,000 shares of Common Stock, respectively, at fair market value, which were financed through individual bank borrowings at market interest rates by each Participant from Bank of America Illinois (the "Bank"), payable over five years. In December 1997, the Company agreed, subject to obtaining the agreement of the Bank, that it would allow the loans to remain outstanding until December 2001. The Company lends each Participant 85% of the interest due to the Bank, with $1.7 million and $1.6 million of such loans outstanding as of December 31, 1998 and 1997, respectively. Beginning in December 1997, the Company also loaned each participant the 15% of the interest that would otherwise have been currently payable. The Company guarantees the Participant borrowings under a $5.8 million letter of credit. Participant loans guaranteed by the Company with letters of credit as of December 31, 1998, 1997 and 1996 were $5.6 million, $6.1 million and $6.5 million, respectively. Shares acquired under the Executive Plan are held by the Company as security for the guarantees under a loan and pledge agreement.

Based upon separation agreements with certain executives effective during 1998, the Company agreed to repurchase 560,000 shares of Common Stock from Participants in the Executive Plan, of which 140,000 shares were actually paid for in 1998. In 1998, the Company recorded a $1.0 million charge, representing the excess of the purchase price plus unpaid interest over the value of the stock being held as collateral (see Note O). During 1996, the Company repurchased 820,000 shares of Common Stock from Participants in the Executive Plan who were no longer employees of the Company, primarily due to the sale of the direct offices. The shares were repurchased because, as non-employees, the Company could no longer guarantee the bank loans for these individuals or make advances of interest to the Bank on their behalf. In 1996, the Company recorded a charge of $110,000 related to these repurchases.

NOTE J - SAVINGS AND POST-RETIREMENT BENEFIT PLANS

The Company has a 401(k) Savings Plan under which it matches employee contributions at the discretion of the Company's Board of Directors. The Company's matching contribution, consisting of shares of its Common Stock purchased in the open market, is equal to 25% of each employee's contribution, up to a maximum of $660 per employee. The expense for the matching contribution for the years ended December 31, 1998, 1997 and 1996 was approximately $245,000, $261,000 and $540,000, respectively.

The Company has an obligation remaining from the acquisition of Executone, Inc. to provide post-retirement health and life insurance benefits for a group of fewer than 65 former Executone, Inc. employees, including one current employee of the Company. The Company does not provide post-retirement health or life insurance benefits to any other employees.

Effective January 1, 1993, the Company adopted FAS No. 106, "Employers' Accounting For Postretirement Benefits Other Than Pensions". This standard requires that the expected cost of these benefits must be charged to expense during the years that employees render services. The Company adopted the new standard prospectively and is amortizing the transition obligation over a 20-year period.

The change in the accumulated post-retirement benefit obligation (APBO) for 1998 and 1997, along with the funded status of the post-retirement plan as of December 31, 1998 and 1997 are as follows (amounts in thousands):


                                              1998                      1997
                                              ----                      ----
APBO beginning of year                       $3,129                    $3,214
Interest cost                                   140                       220
Actuarial gain                                 (963)                     (150)
Benefits paid                                  (181)                     (155)
                                             ------                    ------
APBO end of year                             $2,125                    $3,129
Funded status                                $2,125                    $3,129
Unamortized transition obligation            (1,628)                   (1,744)
Unrecognized net gain (loss)                    707                      (312)
                                             ------                    ------
Accrued liability as of December 31          $1,204                    $1,073
                                             ======                    ======



Post-retirement benefit expense for the three years ended December 31, 1998 consists of the following:


(Amounts in thousands)                         1998             1997            1996
----------------------                         ----             ----            ----
Interest on accumulated benefit obligation     $140             $220            $214
Amortization of transition obligation           116              116             116
Net amortization and other                       44                4              20
                                               ----             ----            ----
                                               $300             $340            $350
                                               ====             ====            ====

In determining the APBO as of December 31, 1998 and 1997, the weighted average discount rates used were 6.75% and 7%, respectively. The Company used a healthcare cost trend rate of approximately 10%, decreasing through 2004 and leveling off at 5.5% thereafter. A 1% increase in the healthcare trend rate would increase the APBO at December 31, 1998 by approximately 4% and increase the interest cost component of the post-retirement benefit expense for 1998 by less than $10,000.

NOTE K - OTHER INCOME, NET

Other Income, net consists of the following for the three years ended December 31, 1998:

(Amounts in thousands)                    1998               1997              1996
----------------------                    ----               ----              ----
Interest income                          $ 157              $ 741             $1,117


Equity in earnings of DCC                  258                377                288
Other, net                                (102)               419                465
                                         -----             ------             ------
                                         $ 313             $1,537             $1,870
                                         =====             ======             ======



NOTE L - eLOTTERY

Acquisition

On December 19, 1995, EXECUTONE Information Systems, Inc. ("Executone') acquired 100% of the common stock of Unistar Gaming Corp. for common and preferred stock with a combined value of $12.7 million. In January 1999, Unistar Gaming Corp. changed its name to eLottery, Inc. ("eLottery"). Any reference herein to eLottery shall be deemed to include business conducted under the name Unistar Gaming Corp. eLottery's wholly-owned subsidiary, UniStar Entertainment, Inc. ("UniStar Entertainment") has an exclusive five-year management agreement with the CDA, which was the primary asset acquired, to provide design, development, financial and management services to the NIL. The NIL was operational beginning in January 1998. However, in response to an adverse legal opinion on December 17, 1998, eLottery and the CDA terminated the operations of the NIL and the US Lottery telephone and Internet operations managed by eLottery (see Impairment of Long-Lived Assets).

The preferred stock consists of 250,000 shares of Cumulative Convertible Preferred Stock, Series A (Series A Preferred Stock) and 100,000 shares of Cumulative Contingently Convertible Preferred Stock, Series B (Series B Preferred Stock). The Series A Preferred Stock has voting rights equal to one share of common stock and, as originally issued, was to earn dividends equal to 18.5% of the consolidated retained earnings of eLottery as of the end of a fiscal period, less any dividends paid to the holders of the Series A Preferred Stock prior to such date. The Series B Preferred Stock has voting rights equal to one share of common stock and, as originally issued, was to earn dividends equal to 31.5% of the consolidated retained earnings of eLottery as of the end of a fiscal period, less any dividends paid to the holders of the Series B Preferred Stock prior to such date. All dividends on Preferred Stock were payable (i) when and as declared by the Board of Directors, (ii) upon conversion or redemption of the Series A and Series B Preferred Stock or (iii) upon liquidation. As of December 31, 1998, no dividends had accrued to the preferred stockholders. The Series A and Series B Preferred Stock were redeemable for a total of 13.3 million shares of common stock (Series A Preferred Stock for 4.925 million shares and Series B Preferred Stock for 8.375 million shares) at the Company's option. In the event that eLottery met certain revenue and profit parameters, the Series A Preferred Stock was convertible for up to 4.925 million shares of common stock and the Series B Preferred Stock was convertible for up to 8.375 million shares of common stock (a total of 13.3 million shares of common stock). The Company has subsequently reached agreement with the preferred shareholders to accelerate redemption of the Series A and Series B preferred shares (see Note Q).


Impairment of Long-Lived Assets

On December 17, 1998, the United States District Court for the District of Idaho ruled in the case of AT&T vs. Coeur d'Alene Tribe that the orders previously issued by the Tribal Court upholding the legality of the US Lottery were erroneous (see Legal and Other Risks for a description of the litigation). In response to this legal decision, eLottery and the CDA have terminated operation of the NIL and the US Lottery in every state where it had been offered. As a result, the Company has reevaluated certain of its assets in accordance with the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets. Based upon such review, management determined that both the intangibles and the advances to the NIL have been impaired as of the date of this legal decision. As of December 17, 1998, net intangibles and Advances to NIL of $12.9 million and $11.2 million, respectively, were written down to zero, which represented the estimated fair value of the assets, as no future cash flows will be generated by the NIL. It has also been determined that a total of $0.7 million in NIL startup costs (primarily post-acquisition building costs) included in other assets were also impaired. These amounts would have been written off as of January 1, 1999 with the adoption of SOP 98-5. However, due to the termination of NIL operations, management has concluded that it should be written off during the fourth quarter of 1998. Shutdown costs and other adjustments totaled an additional $0.7 million, of which $0.6 million remains as a liability as of December 31, 1998.

Legal and Other Risks

On October 16, 1995, the CDA filed an action entitled Coeur d'Alene Tribe v. AT&T Corp. in the Tribal Court, located in Plummer, Idaho (Case No. C195-097):
(i) requesting a ruling that the NIL is legal under the federal Indian Gaming Regulatory Act of 1988 ("IGRA"), that IGRA preempts state laws on the subject of Indian gaming, that Section 1084 is inapplicable and that therefore the states lack authority to issue Section 1084 notification letters to any long-distance carrier; and (ii) seeking an injunction preventing AT&T from refusing to provide telephone service to the NIL. The CDA took the position that all NIL gaming activity was occurring on "Indian lands" as required by IGRA. On February 28, 1996, the Tribal Court ruled: (i) that all requirements of IGRA have been satisfied; (ii) that Section 1084 is inapplicable and the states lack jurisdiction to interfere with the NIL; and (iii) that AT&T cannot refuse service to the NIL. On July 2, 1997, the Tribal Appellate Court affirmed the lower Tribal Court's May 1, 1996 ruling and analysis upholding the CDA's right to conduct the NIL telephone lottery. On August 22, 1997, AT&T filed a complaint for declaratory judgment against the CDA in the U. S. District Court for the District of Idaho, to obtain a federal court ruling on the validity and enforceability of the Tribal Court ruling. On December 17, 1998, that Court issued an opinion and order denying the motions and counter-claims of the CDA and granting declaratory judgment in favor of AT&T upholding the position of AT&T and overruling the decisions of the Tribal Courts. In response to that decision, eLottery and the CDA terminated operations of the NIL and the US Lottery in every state where it had been offered. The CDA has filed a notice of appeal of the District Court decision; however, eLottery will not participate in or fund any appeal of this ruling.

On September 14, 1998, the CDA, eLottery and representatives of the U.S. Department of Justice had discussions regarding a declaratory judgment to be sought jointly from the U.S. District Court for the District of Idaho as to whether the operation of the NIL is legal under 18 U.S.C. Sections 1952 and 1955. eLottery was informed that the Department of Justice views such operation to be in violation of such statutes. The Department of Justice proposed that the parties file a joint stipulation of facts and cross-motions for summary judgment in the declaratory judgment action. On December 17, 1998, the Idaho Federal District Court issued an opinion and order granting declaratory judgment in favor of the action styled AT&T v. Coeur d' Alene Tribe. In response to that decision, eLottery and the CDA terminated operation of the NIL and the US Lottery. In light of the ruling of the U.S. District Court of Idaho and the termination of the NIL and the US Lottery, eLottery has requested confirmation from the Department of Justice that no further action will be taken.

On May 28, 1997, the Attorney General of the State of Missouri brought an action in the Circuit Court of Jackson County, Missouri, against the CDA and UniStar Entertainment seeking to enjoin the NIL games offered by the CDA over the Internet and managed by UniStar Entertainment. The complaint also sought civil penalties, attorneys fees and court costs. The complaint alleged that the NIL violates Missouri anti-gambling laws and that the marketing of the games violates the Missouri Merchandising Practices Act. UniStar Entertainment and the CDA removed the case to the U.S. District Court for the Western District of Missouri, which denied the State's subsequent motion to remand back to the state court. The court also subsequently granted a motion to dismiss the CDA from this case based on sovereign immunity. The court preliminarily denied a motion to dismiss UniStar Entertainment based on sovereign immunity, although the court indicated it might reconsider that decision. UniStar Entertainment filed a motion for reconsideration of its motion for dismissal. The State of Missouri has appealed the dismissal of the CDA to the Eighth Circuit Court of Appeals.

On January 28, 1998, the State of Missouri sought to dismiss voluntarily the existing federal case against UniStar Entertainment and the next day filed a new action against Executone, UniStar Entertainment and two tribal officials, with essentially the same allegations, in state court. The State obtained a temporary restraining order from a state judge against Executone, UniStar Entertainment and two tribal officials enjoining the marketing of the NIL Internet and telephone lotteries in the State of Missouri. On February 5, 1998, the U.S. District Court for the Eastern District of Missouri ruled that this second case also should be heard in federal court, transferred the second case to the Western District of Missouri where the original case had been filed, and dissolved the state court's temporary restraining order. A motion to dismiss the second case based on the sovereign immunity of all the defendants and a motion to abstain in favor of the jurisdiction of the Coeur d'Alene Tribal Court are pending. The State of Missouri has appealed to the Eighth Circuit the denial of its motion to remand the case to state court or, in the alternative, to seek a preliminary injunction.

On January 6, 1999, the Eighth Circuit dismissed Missouri's appeal from the Eastern District of Missouri. In the same opinion, the Eight Circuit vacated the decisions from the Western District of Missouri as to the CDA and remanded that case to the Western District for a hearing on whether the Internet games of the NIL are gaming activities "on Indian lands." The Eighth Circuit also held valid Missouri's voluntary dismissal of UniStar Entertainment from the Western District lawsuit. In light of the termination of the NIL and the US Lottery, eLottery anticipates seeking dismissal of the Missouri actions.

On September 15, 1997, the State of Wisconsin, by its Attorney General, filed an action in the Wisconsin State Circuit Court for Dane County against Executone, UniStar Entertainment and the CDA, to permanently enjoin the NIL offered by the CDA on the Internet. The complaint alleged that the offering of the NIL violates Wisconsin anti-gambling laws and that legality of the NIL has been misrepresented to Wisconsin residents in violation of state law. In addition to an injunction, the suit sought restitution, civil penalties, attorneys' fees and court costs. Executone, UniStar Entertainment and the CDA have removed the case to the U.S. District Court in Wisconsin. On February 18, 1998, the District Court dismissed the CDA from the case based on sovereign immunity and dismissed Executone based on the State's failure to state a claim against Executone. The State of Wisconsin appealed the dismissal of the CDA to the Seventh Circuit Court of Appeals. A motion to dismiss the case against UniStar Entertainment on the basis of sovereign immunity was denied. UniStar Entertainment appealed the denial of its motion to dismiss to the Seventh Circuit Court of Appeals. In light of the termination of the NIL and the US Lottery, eLottery anticipates seeking dismissal of this action.

Funding of eLottery

The Company periodically evaluates the recoverability of its investment in eLottery in accordance with the provisions of FAS No. 121, "Accounting for the Impairment of Long-Lived Assets" by projecting future undiscounted net cash flows for the underlying businesses. If the sum of such cash flows is not sufficient to recover the Company's investment in eLottery, projected cash flows would then be discounted and the carrying value of Company's investment would be adjusted accordingly. Management determined that both the eLottery intangibles and the advance to the NIL were impaired and were written down to zero during the fourth quarter of 1998 (See Impairment of Long-Lived Assets).

Funding for eLottery capital expenditures, including computer hardware and software, is being capitalized and depreciated over a five-year period. The guaranteed monthly advance of $25,000 to the CDA, which began in January 1996, was to be reimbursed when the NIL began making profit distributions to eLottery. All such amounts were written off as of December 17, 1998. In addition, the Company capitalized other fundings, consisting primarily of direct eLottery expenses, professional fees and other expenses, which the Company believed would be reimbursable in accordance with the terms of the management agreement. All such amounts were written off as of December 17, 1998. Cumulative funding as described above totals $13.4 million ($6.0 million for the year ended December 31, 1998).

The Company also funded legal and other accrued liabilities assumed as part of the acquisition of eLottery totaling, on a cumulative basis, $3.1 million ($0.7 million for the year ended December 31, 1998). Such cash flows are included in the investment in eLottery in the statement of cash flows. The investment in eLottery reflected on the statement of cash flows includes the deferred charges and assumed liabilities noted above for a cumulative total of $16.5 million ($6.7 million for the year ended December 31, 1998). Since inception, the Company has also funded various eLottery expenses totaling $2.1 million ($0.5 million for the year ended December 31, 1998, excluding depreciation and amortization), which are reflected in the Company's consolidated net income. Cumulative cash expenditures on eLottery, including eLottery expenses, amounts paid on capital lease obligations, and approximately $0.6 million related to the development of the enhanced lottery terminal (ELT) business, total $18.6 million as of December 31, 1998.

eLottery's activities to date have been primarily related to the organization of the company, developing the necessary business and gaming systems, operating a national telephone lottery and the on-line US Lottery Internet site, and preparing a marketing plan for selling its technology to entities licensed to sell lottery tickets. With the termination of operations of the NIL, eLottery expects to derive its future revenues from acting as an Internet retailer of lottery products for legally authorized entities and the sale or licensing of the technology it has developed. eLottery has yet to record any revenue.

In February 1997, the Company signed agreements with Virtual Gaming Technologies (formerly Internet Gaming Technologies (IGT)) and CasinoWorld Holdings, Ltd.
(CWH). The agreements required the Company to invest $700,000 in IGT common stock in September 1996 under a previous agreement. In addition, the Company was granted a 200,000-share, five-year option set at 15% more than the price per share on the initial investment, or $3.45 per share. CWH provided project management services overseeing the development of the software for the NIL, with the Company contracting independently for system software development. The Company acquired all hardware for the system without financial obligation by either IGT or CWH. Approximately $800,000 in hardware costs were incurred as of December 31, 1998.

The investment in IGT is being accounted for under the cost method. All hardware costs incurred are being capitalized and depreciated over the useful life of the assets. As of December 31, 1998, approximately $3.0 million has been spent on software development. Such payments are being capitalized and depreciated over a five-year period.

NOTE M - SALE OF BUSINESSES AND OTHER ACQUISITIONS/DISPOSITIONS

On May 31, 1996, the Company sold its direct sales and service organization, including its Network Services division, to Clarity Telecom Holdings, Inc. d/b/a Executone Business Solutions (Clarity, subsequently renamed Claricom), a new acquisition company formed for the acquisition by Bain Capital, Inc. The Company received $61.5 million in cash, a $5.9 million junior subordinated note due July 1, 2004, with interest at 7.5% per year, and warrants to purchase 8% of the equity issued as of the closing in the new company for $1.1 million, exercisable for three years. After recording the notes and the warrants at their fair market value, the total value of the consideration received was $69.6 million.

The sale did not include the Pittsburgh direct sales and service office, which the Company sold to one of its existing independent distributors for approximately $1.3 million in cash and notes in May 1996, resulting in no gain or loss. The sale of the direct offices (including the separate sale of the Pittsburgh office) related primarily to the retail distribution channel of the Computer Telephony division and included the Network Services division.

The Company recorded a pretax gain of $48.9 million on the sale to Claricom net of transaction, severance and other costs related to the sale. The proceeds were used to repay the Company's bank borrowings, and the excess was invested in short-term cash investments.

The cash proceeds of $61.5 million included $5.0 million which was held in escrow and reported on the consolidated balance sheet as of December 31, 1997 and 1996 as restricted cash.

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

On February 26, 1999, the Company received $9.3 million from Claricom as payment in full for the aforementioned $5.9 million junior subordinated note plus interest, along with the redemption of the warrants. An additional $0.3 million is being held in escrow until March 31, 2000 by the new owner of Claricom.

In June 1996, the Company sold its Videoconferencing division to BT Visual Images LLC for a $0.2 million note, royalties on videoconferencing revenue through June 1998 and contingent consideration related to the sale of equipment inventory. The Company recorded a loss of $3.9 million on the transaction. In October 1998, the Company received $5 million in cash as part of a negotiated settlement with its former supplier of videoconferencing equipment, resulting in a $5.3 million gain in 1998.

In April 1996, the Company also sold its Inmate Calling business for $0.5 million in cash and notes and recorded a pretax loss of $1.0 million. Neither the Pittsburgh direct sales office, the Videoconferencing division, nor the Inmate Calling business constituted a material portion of the Company's assets, revenues or net income prior to sale.

NOTE N - SEGMENTS

In 1998, the Company adopted SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information." The Company's reportable business segments provide products and services which are marketed through both retail and independent distribution channels. These businesses are managed and reported separately because they serve distinct markets.

The Company has three reportable business segments: Computer Telephony, Healthcare and eLottery. Computer Telephony products range from PBX's for small to medium-sized businesses to standards-compliant computer telephony applications, LAN and

Internet-based applications, including voice mail, unified messaging, automatic call distribution, callback predictive dialing and wireless communications. This business targets the under-400-extension market segment. Customers range from small companies with fewer than ten employees to large national accounts and government agencies with fewer than 400 extensions at any individual location. Healthcare products range from traditional nurse call systems, intercoms and room status indicators to more sophisticated patient reporting systems, infrared locating systems and wireless technologies. Customers include hospitals, surgical centers, nursing homes and assisted living centers. eLottery will provide a wide array of products and services to the domestic and international lottery markets. It has developed and operated systems software that enables the electronic distribution of lottery tickets over the Internet, Intranet and via telephone.

The Company's accounting policies for segments are the same as those described in the summary of accounting policies. For the periods reported, management has evaluated segment performance based upon segment profit or loss. This is largely based upon direct segment costs plus the allocation of certain shared expenses. Corporate items are not assigned to a particular segment and include cash, income taxes, long-term debt and other investments. Transfers between segments are market-based. Export sales were not material.

Segment information for the years ended December 31, 1998 and 1997 is shown below. Due to the magnitude and nature of the business transactions which took place during 1996 (See Note M), segment information for that year has not been presented as it would not be comparable.

                                                                               1997
                                        -------------------------------------------------------------------------------
                                           Computer
(amounts in thousands)                     Telephony        Healthcare      eLottery    Corporate         Totals
-----------------------------------------------------------------------------------------------------------------------
Revenue from
   External Customers                       $98,636            $34,862      $   --      $   --            $133,498
Intersegment Revenues                         8,490             10,029          --          --              18,519
Segment Loss                                 (1,766)            (5,955)      (27,403)      (128)           (35,252)

Interest Income                                 --                --            --          157                157
Interest Expense                                --                --            --        2,393              2,393

Noncash Items:
   Capitalized Leases                           --                --            --        1,213              1,213
   Depreciation and Amortization              1,852                711           982        --               3,545
   Income from Equity Investment                --                --            --          258                258

Segment Assets                               43,234             23,484         6,200     37,387            110,305
Equity Investment in DCC                        --               --             --        2,298              2,298
Capital Expenditures                            502                233            15         69                819

                                                                               1997
                                        -------------------------------------------------------------------------------
                                           Computer
(amounts in thousands)                     Telephony       Healthcare     eLottery     Corporate      Totals
-----------------------------------------------------------------------------------------------------------------------
Revenue from
   External Customers                      $117,240           $39,156      $ --          $   --     $156,396
Intersegment Revenues                         9,303            10,053        --              --       19,356

Segment Income (Loss)                         3,272            (2,376)       (806)           --           90

Interest Income                                --                --          --             741          741
Interest Expense                               --                --          --           1,985        1,985

Noncash Items:
   Capitalized Leases                          --                --           611         1,805        2,416
   Depreciation and Amortization              2,178               791        --              --        2,969
   Income from Equity Investment               --                --          --             377          377

Segment Assets                               45,442            25,547      24,091        43,784      138,864
Equity Investment in DCC                       --                --          --           2,038        2,038
Capital Expenditures                          1,165               178           6           120        1,469



The following presents a reconciliation of segment information to consolidated amounts for the years ended
December 31, 1998 and 1997:



(Amounts in thousands)                           1998                     1997
                                                 ----                     ----
Revenues
Total segment revenues                         $152,017                 $175,752
Elimination of intersegment revenues            (18,519)                 (19,356)
                                               --------                 --------
                                               $133,498                 $156,396
                                               ========                 ========

Net Loss

Total segment income (loss)                    $(35,252)                $     90
Patent litigation settlement                     (3,735)                   --
Special charges                                  (5,293)                   --
Video litigation settlement                       5,269                    --
Interest and other unallocated expenses, net     (2,080)                    (448)
Income tax benefit                                4,232                      137
                                               --------                 --------
                                               $(36,859)                $   (221)
                                               ========                 ========


For the years ended December 31, 1998 and 1997, the Company had two individual customers, each of which generated in excess of 10% of the Company's revenues. Both customers are included in the Computer Telephony segment. One customer accounted for $18.0 million and $31.1 million in sales for 1998 and 1997, respectively. The second customer accounted for $16.4 million and $ 14.0 million for the same periods, respectively.

NOTE O - SPECIAL CHARGES

As a result of actions taken by the Company to improve its business processes, including significant changes in its senior management structure, along with a provision for a patent litigation settlement, the Company has recorded a total of $9.0 million in reorganization and other special charges during year ended December 31, 1998.

The charges consist of $3.0 million in severance and benefit continuation costs, $1.0 million in loan forgiveness costs associated with the Executive Stock Incentive Plan, and $1.3 million to reflect a charge for idle space on leased premises and other charges. At December 31, 1998, the remaining reserve balance associated with these charges was $1.7 million. The severance charge covered the termination of 34 employees, all of who left the Company in 1998. In addition, the Company also recorded a $3.7 million charge to settle claims made by Lucent Technologies (Lucent) which holds the patent rights to certain intellectual property allegedly used in the Company's products. Under the agreement, the Company will pay Lucent $3.7 million over the next two years to cover all past patent obligations. In addition, the parties have agreed to execute a bilateral patent cross-license agreement covering all of Lucent's and the Company's current telephony-related patents, which provides for additional royalties to be paid to Lucent.

NOTE P - SELECTED QUARTERLY FINANCIAL DATA

The following is a summary of unaudited selected quarterly financial data for the years ended December 31, 1998 and 1997:

                                                            Three Months Ended
                                                       ---------------------------------
                                                        March 31,           June 30,      September 30,  December 31,
(In thousands, except for per share amounts)               1998               1998            1998           1998
                                                           ----               ----            ----           ----
Revenues                                               $33,903             $34,707           $33,605       $31,283
Gross Profit                                            10,838              11,850            10,446         8,587
Loss Before Income Taxes                                (4,129)             (2,871)           (3,582)      (30,509)
Net Loss                                                (2,478)             (1,723)           (2,149)      (30,509)
Basic and Diluted Loss Per Share                         (0.05)              (0.03)            (0.04)        (0.61)



                                                            Three Months Ended
                                                       ---------------------------------
                                                        March  31,          June 30,      September 30,    December 31,
(In thousands, except for per share amounts)               1997               1997            1997            1997
                                                           ----               ----            ----            ----
Revenues                                                $39,019             $34,777           $42,936       $39,664
Gross Profit                                             14,120               9,899            14,892        14,098


Income (Loss) Before Income Taxes                          854              (3,942)            1,321         1,409
Net Income (Loss)                                          512              (2,371)              793           845
Basic and Diluted Earnings (Loss) Per Share               0.01               (0.05)             0.02          0.02




The three months ended December 31, 1998 includes the writeoff of $25.5 million in assets related to the termination of the NIL (See Note L) and a nonrecurring $5.3 million gain on a negotiated settlement with a former supplier of videoconferencing equipment. The Company also recorded nonrecurring special charges in the three-month periods ended March 31, June 30, September 30 and December 31, 1998 of $2.3 million, $2.1 million, $0.9 million and $3.7 million, respectively (see Note O).

NOTE Q - SUBSEQUENT EVENTS (UNAUDITED)

On March 29, 1999, the Company announced that it planned to divest its core telephone and healthcare businesses and change the name of the Company to eLottery, Inc. At the same time, the Executone Board of Directors announced it had received an offer for those businesses from a group to be led by Stanley J. Kabala, Chairman and Chief Executive Officer of Executone, and that it has formed a special committee of the Board to accomplish that divestiture.

The offer from management is approximately $70 million and is subject to a number of conditions including negotiation of a definitive agreement, financing, the waiver or expiration of a pre-existing right of first offer, and approval of the Executone shareholders. A final decision as to the method of divesting this business has not been made by the Board. The Company expects to recognize a gain on the transaction, which may be deferred over some undetermined future period, dependent upon the final terms.

The proceeds of any sale will remain in the Company to help it accelerate the achievement of eLottery's business plans. At the conclusion of the transaction and subject to shareholder approval, Executone would be renamed eLottery, Inc.. eLottery's activities to date have been primarily related to the organization of the company, developing the business and gaming systems necessary to operate a national telephone lottery and the USlottery.com Internet site and preparing a marketing plan for selling its technology to entities licensed to sell lottery tickets. With the termination of operations of the NIL and the divestiture of the core telephony and healthcare businesses, eLottery expects to derive its future revenues from acting as an Internet retailer of lottery products for legally authorized entities and the sale of licensing of the technology it has developed. eLottery has yet to record any revenue.

For the years ended December 31, 1998, 1997 and 1996, the eLottery segment generated pretax losses of $27.4 million, $806,000 and $755,000, respectively. The 1998 loss includes $25.5 million related to the shutdown of the NIL and the resulting impairment of assets (see Note L). Net assets of eLottery at the end of each year consisted of the following:

(amounts in thousands)                 1998              1997               1996
                                       ----              ----               ----
Current assets                        $1,007           $  --               $   9
Property & equipment, net              4,210                24                17


Intangible assets, net                  --              15,841            15,841
Other assets                             983             8,226             2,561
Current liabilities                   (2,141)             (912)           (1,076)
Long-term debt                          (315)             (433)             --
                                    --------          --------           -------
Net assets                            $3,744           $22,746           $17,352
                                    ========          ========           =======

On April 7, 1999, the Company announced that, as part of its plan to separate its telephony and healthcare businesses from eLottery, it had received approval from 100% of its preferred shareholders to accelerate the redemption of its Series A and Series B preferred stock. With accelerated redemption, the preferred shares will be redeemable for 13.3 million shares of common stock, or approximately 21% of eLottery's common stock following the separation of the core business and will no longer be entitled to receive a total of 50% of eLottery's retained earnings as preferred dividends.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

DIRECTORS

The following persons are currently serving as directors of the Company. Certain information regarding each director is set forth below, including each individual's principal occupation and business experience during the last five years, directorships in other public companies, and the year in which the individual was elected a director of the Company or one of its predecessor companies.

NAME                    AGE   PRINCIPAL OCCUPATION                                  DIRECTOR SINCE
----                    ---   --------------------
Stanley J. Kabala        55   Chairman of the Board, President, and Chief           1998
                              Executive Officer, of the Company since 1998;
                              Prior thereto, President and Chief Executive
                              Officer of Rogers Cantel Mobile Communications,
                              the largest wireless telephone company in
                              Canada, and Chief Operating Officer of its
                              parent Rogers Communications, Inc., from 1996 to
                              1997. During 1995, President and Chief Executive
                              Officer of Unitel Communications, Inc., Canada's
                              largest alternative long distance provider. From
                              1968 through 1994, various positions at AT&T
                              Corporation, most recently Vice President--Customer
                              Service for the Business Communications Services
                              Division and Vice President--AT&T 800 and Business
                              Applications Services.

Louis K. Adler           63   Private Investor; President and Director,              1997
                              Bancshares, Inc., Houston, Texas, since 1973;
                              former director of Unistar Gaming Corporation,
                              prior to its acquisition by the Company. Mr.
                              Adler is also a director of Hospitality
                              Worldwide Services, Inc.

Stanley M. Blau          61   President, The Blau Group Ltd., an investment         1983
                              firm; formerly Vice Chairman of the Company from
                              1988 until 1996; and Chief Executive Officer of
                              one of the Company's predecessor corporations,
                              from 1987 until July 1988.

John P. Hectus           54   President and Chief executive Officer, AT&T         1998
                              Canada Enterprises, January 1999 to
                              present; Vice President and   Chief Financial
                              Officer, AT&T - Canada Enterprises, from June
                              1998 to the present;


                              from 1996 through June 1998 Senior Vice
                              President and Chief Financial Officer, AT&T
                              Canada Long Distance Services; from 1994 through
                              1995, regional Vice President and Chief
                              Financial Officer, AT&T Caribbean & Latin
                              America; from 1990 to 1994, Executive Vice
                              President & Chief Financial Officer, AT&T
                              Paradyne; prior thereto, various executive positions within AT&T Corporation.

Malinda Mitchell         54   Senior Vice President and Chief Operatin              1999
                              Officer, UCSF Stanford Health Care, Stanford
                              Hospital and Clinics, a health care provider,
                              since November 1997; during 1997,Interim
                              President and Chief Executive Officer, Stanford
                              Hospital and Clinics, and from 1898 until
                              February 1997, Vice President, Operations and
                              Chief Operating Officer, Stanford Hospital and
                              Clinics; prior thereto, various nursing
                              management positions at Stanford Hospital. Ms.
                              Mitchell is also a director of Specialized
                              Health Products International, Inc.

Jerry M. Seslowe         53   Managing Director of Resource Holdings Ltd., an       1996
                              investment and financial consulting firm, since
                              1983.


EXECUTIVE OFFICERS

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are as follows:

Name                       Age             Position With Company
----                       ---             ----------------------
Stanley J. Kabala           55             Chairman of the Board, President and
                                           Chief Executive Officer

Edward W. Stone, Jr.        46             Senior Vice President
                                           and Chief Financial Officer

Michael W. Yacenda          47             Executive Vice President and
                                           President, UniStar Entertainment

Barbara C. Anderson         47             Vice President, Law and
                                           Administration and Secretary

James E. Cooke III          51             Vice President, Sales and Operations

Israel J. Hersh             45             Vice President, Engineering and
                                           Development

Robert W. Hopwood           55             Vice President and Vice
                                           President-eLottery Operations,

Frank J. Rotatori           56             Vice President, Business
                                           Development, International and
                                           Strategic Alliances

     Stanley J. Kabala was elected Chairman of the Board, President and Chief Executive Officer of Executone in June 1998. Prior to that, he was President and Chief Executive Officer of Rogers Cantel Mobile Communications, the largest wireless telephone company in Canada, and Chief Operating Officer of its parent Rogers Communications, Inc., from 1996 to 1997. During 1995, Mr. Kabala was President and Chief Executive Officer of Unitel Communications, Inc., Canada's largest alternative long distance provider. From 1968 through 1994, Mr. Kabala held various positions at AT&T Corporation, most recently Vice President--Customer Service for the Business Communications Services Division and Vice President--AT&T 800 and Business Applications Services.

     Edward W. (Ted) Stone, Jr. has served as Senior Vice President and Chief Financial Officer of Executone since October 1998. Prior to that time, he served as Vice President, Finance for the Thomson Corporation Publishing International group of The Thomson Corporation, a leading publisher of specialized information, from 1995 to 1998. From 1993 to 1995, Mr. Stone was Vice President and Chief Financial Officer of Krueger International, Inc., a leading manufacturer of institutional and commercial furniture. From 1988 to 1993, he was Controller and then Vice President, Finance for the Searle Pharmaceuticals subsidiary of The Monsanto Company and General Manager of Searle's Animal Health division. Earlier in his career, Mr. Stone was Chief Financial Officer for two entrepreneurial specialty chemical companies and a Division Controller for Pfizer, Inc. Mr. Stone holds an A. B. degree in Engineering Sciences from Dartmouth College and an MBA from the Amos Tuck School of Business Administration at Dartmouth.

     Michael W. Yacenda has served as Executive Vice President of Executone since January 1990, and as President of eLottery and UniStar Entertainment since 1996. Prior to that time, he was Vice President, Finance and Chief Financial Officer of the Company from July 1988 to January 1990. He served as a Vice President of ISOETEC from 1983 to 1988. From 1974 to 1983, Mr. Yacenda was employed by Arthur Andersen & Co., a public accounting firm. Mr. Yacenda is a certified public accountant.

     Barbara C. Anderson has been Vice President, Law and Administration and Secretary since October 1998. Prior to that time, she was Vice President, General Counsel and Secretary since 1990. From 1985 to 1989, she was Corporate Counsel of United States Surgical Corporation, a manufacturer of medical devices.

     James E. Cooke III has served as Vice President, Sales and Operations, since November 1998. Prior to that time, he was Vice President, National Accounts of the Company since February 1996. Prior to that time, from 1992 until 1996, Mr. Cooke served as Division Manager of Operations for the Company, and from 1988 through 1991, Mr. Cooke was a District Manager for the Company. From 1985 until 1988, Mr. Cooke was the President of an interconnect company, and from 1981 to 1985, he was a General Manager and a Regional Manager of the Jarvis Corporation. For eight years prior to that time, he worked at Xerox Corporation in various sales and management positions.

     Israel J. Hersh has been Vice President, Engineering and Development, since 1999 and was Vice President, Software since February 1996. Mr. Hersh joined the Company as Director of Software Development in 1984, and was promoted to Senior Director of Software Engineering in January 1994. Prior to his employment with the Company, Mr. Hersh was a manager of the software development department for T-Bar, Inc. Mr. Hersh has a B.S. in Electrical Engineering from Tel Aviv University and a MS in Electrical Engineering from Bridgeport University.

     Robert W. Hopwood has been Vice President of the Company and Vice President-Operations of its lottery and Unistar Entertainment subsidiaries since May 1996, and prior thereto served as Vice President, Customer Care of the Company from January 1990. From 1983 until 1990, Mr. Hopwood was the Director of Technical Operations of the Company and ISOETEC.

     Frank J. Rotatori has been Vice President, Business Development, since April 1999. Prior thereto, he was President of the Healthcare Communications Division since February 1996. Prior thereto he was Vice President, European Operations since February 1994, and prior thereto was Director of Call Center Management Products during 1992 and 1993, Vice President-Direct Sales from 1990 through 1991 and Vice President-Customer Service of the Company from 1988 to 1990. Mr. Rotatori joined ISOETEC in 1986 as a regional manager. From 1982 to 1986, he served as General Manager and Eastern Regional Manager for Rolm Corporation. For 13 years prior to that time, he worked at Xerox Corporation in various manufacturing, accounting, sales and service management positions.

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

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, and written representations that no other reports were required, during the fiscal year ended December 31, 1998, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

     Each director who does not receive other direct compensation from the Company receives an annual retainer of $10,000, payable in equal quarterly installments, plus a fee of $1,250 for each Board meeting attended,$1,250 for each three telephone conference call meetings, and $1,250 for each Committee meeting held separately from a Board meeting. In addition, each such director is granted annually an option to purchase shares of the Company's Common Stock under the terms and conditions of the Company's 1990 Directors' Stock Option Plan (the "Plan") approved by the shareholders on June 20, 1990 and amended, with the approval of the shareholders, on July 30, 1996.

     As of February 26, 1999, 36,000 shares had been issued upon exercise of options granted under the original terms of the Plan, no options to purchase shares of Common Stock were outstanding under the original terms of the Plan, and options to purchase an additional 96,700 shares were outstanding under the 1996 amendment to the Plan. The number of shares for which options may be granted each year are determined by reference to the Black-Scholes option pricing model to provide an option equal in value to $10,000 based upon the market price of the Common Stock at the date of grant. An aggregate of up to 250,000 shares are issuable under the Plan. Each of Messrs. Adler, Hectus and Seslowe received options to purchase 14,700 shares under this Plan in 1998.

     Each director who does not receive other direct compensation from the Company also receives upon his or her initial election to the Board a warrant to purchase 25,000 shares of the Company's Common Stock at the market price at the date of grant. Each warrant vests ratably over a three-year period and has a term of five years. Under this program, the following warrants have been granted to current directors upon their initial election to the Board:


--------------------------------------------------------------------------------
Name                       Date of Grant                 Warrant Price per Share
--------------------------------------------------------------------------------
Jerry M. Seslowe           February 1, 1996                        $2.63
--------------------------------------------------------------------------------
Louis K. Adler             July 29,1997                            $2.00
--------------------------------------------------------------------------------
John J. Hectus             November 18, 1998                       $1.25
--------------------------------------------------------------------------------
Malinda Mitchell           March 1, 1999                           $3.06
--------------------------------------------------------------------------------

     The Company also reimburses directors for their travel and accommodation expenses incurred in attending Board meetings.

SUMMARY COMPENSATION TABLE

         The following table sets forth the compensation by the Company of the current Chief Executive Officer, the former Chief Executive Officer and the four most highly compensated other executive officers of the Company in 1998, for services in all capacities to the Company and its subsidiaries during the three fiscal years ended December 31,1998.

                                            ANNUAL COMPENSATION                                 LONG-TERM COMPENSATION
                                                                      OTHER ANNUAL          AWARDS OF           ALL OTHER
NAME AND                                SALARY         BONUS          COMPENSATION           OPTIONS/         COMPENSATION
PRINCIPAL POSITION              YEAR      ($)            ($))                  ($)           SARS (#)            ($) (1)
------------------              ----    ------        -------         -------------         ----------         ------------

Stanley J. Kabala(2)            1998    144,231         -0-              91,936              400,000              6.072
Chairman of the Board,
President and Chief
Executive Officer

Alan Kessman                    1998  1,264,210         -0-                 -0-                  -0-             10,386(3)
Former Chairman of the Board,   1997    400,000         -0-                 -0-                  -0-              9,849
President and Chief             1996    400,000      63,000                 -0-                  -0-              9,536
Executive Officer

Michael W. Yacenda              1998    262,203         -0-                 -0-                  -0-              6,072
Executive Vice President        1997    256,000         -0-                 -0-                                   5,997
                                1996    256,000      49,900                 -0-                  -0-              5,935

Shlomo Shur                     1998    215,700         -0-                 -0-                  -0-              5,494
Senior Vice President,          1997    215,700         -0-                 -0-                                   5,233
Advanced Technology             1996    215,700      12,393                 -0-                  -0-              5,192

Andrew Kontomerkos              1998    214,000         -0-                 -0-                  -0-              6,241
Senior Vice President,          1997    214,000         -0-                 -0-                                   5,896
Hardware Engineering            1996    214,000      12,350                 -0-                  -0-              5,703
and Production

Vic Northrup                    1998    214,687      16,750                 -0-                  -0-                660
Vice President and              1997    162,885      31,750                 -0-               25,000                660
President, Computer             1996    137,837      64,375                 -0-                  -0-                660
Telephony Division

(1) "All Other Compensation" includes for each individual a matching contribution by the Company under the Company's 401(k) plan in the amount of $660 each for each year. This column also includes premiums paid by the Company for long-term disability and life insurance for the following individuals in the following amounts in 1998: Mr. Kessman, $ 9,726; Mr. Yacenda, $5,412; Mr. Shur, $4,834; and Mr. Kontomerkos, $ 5,581; in the following amounts in 1997: Mr. Kessman, $9,189; Mr. Yacenda, $5,337
     Mr. Shur, $4,573; and Mr. Kontomerkos, $5,236; and in the following amounts in 1996: Mr. Kessman, $8,876; Mr. Yacenda, $5,275; Mr. Shur, $4,532;, and Mr. Kontomerkas, $5,043.

(2) Mr. Kabala was elected Chairman, President and Chief Executive Officer effective June 28, 1998. See the discussion of his employment agreement below.

(3) Includes the 1998 payments under Mr. Kessman's employment continuity agreement described immediately below.

EMPLOYMENT AGREEMENTS

     The Company and Alan Kessman entered into an employment continuity agreement in January 1995 that provides certain benefits to Mr. Kessman in the event of the termination of Mr. Kessman's employment, including a diminishment of his responsibilities, without cause or following a change in control in the Company, including a lump sum payment equal to 2.99 times his then current base salary plus the average of any bonuses awarded to Mr. Kessman during the two fiscal years preceding the termination of his employment.

     In June 1998, Mr. Kessman resigned as Chairman and President of the Company and in accordance with the diminishment of responsibility provisions of his employment continuity agreement, the Company paid Mr. Kessman approximately $1.3 million, which includes severance of approximately $1.1 million and continuation of certain benefits for four years. As of March 31, 1999, Mr. Kessman had indebtedness to the Company of $2.4 million relating to the Executive Stock Incentive Plan. These obligations may remain outstanding under the terms of Mr. Kessman's severance until December 2001; however, during 1998 Mr. Kessman pledged an additional 500,000 shares of Common Stock to the Company as security for the loan and guarantee and after 1998 will pay 100% of the interest accrued on the loan as it becomes due. See ""CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

     In June 1998, the Company entered into an employment agreement with Stanley
J. Kabala, its Chairman of the Board, President and Chief Executive Officer, for an initial term of one year. The employment agreement provides for a minimum base salary of $300,000 per year, eligibility for a incentive bonus of 150,000 shares of Common Stock upon achievement of objective performance goals set by the Board of Directors, a signing bonus of 200,000 restricted shares of Common Stock vesting ratably over 12 months and an initial stock option covering 200,000 shares of Common Stock vesting ratably over 12 months. The agreement further provides that in the event of the termination of Mr. Kabala's employment by the Company without cause or his voluntary termination of employment upon certain events, including diminution of his responsibilities or a change of control, the Company will pay Mr. Kabala his base salary for the remainder of the initial term, a prorated bonus and continuation of medical insurance coverage, and his restricted stock and stock options will vest immediately.

OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth individual grants of stock options and stock appreciation rights made during 1998 to each of the executive officers named in the Summary Compensation Table above. There were no grants of stock appreciation rights (SARs) to any officers in 1998.

                        Option Grants in Last Fiscal Year

                                                                                           Potential Realizable Value
                                                                                                At Assumed Annual
                                                                                               Rates of Stock Price
                                                                                                   Appreciation
                                                                                                 For Option Term
                           Individual Grants
                                              % of
                           Number of          Total
                           Securities         Options            Exercise
                           Underlying         Granted to         or Base
                           Options            Employees          Price         Expiration
Name                       Granted (#)        on Fiscal Year     ($/sh)          Date          5%($)      10%($)

Stanley J. Kabala            200,000                14%           $2.00         6/30/08       $251,906    $638,581

Alan Kessman                   -0-                   -0-           --              --            --         --

Michael W. Yacenda             -0-                   -0-           --              --            --         --

Andrew Kontomerkos             -0-                   -0-           --              --            --         --

Vic Northrup                   -0-                   -0-           --              --            --         --

Shlomo Shur                    -0-                   -0-           --              --            --         --


AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

     The following table sets forth each exercise of stock options made during the year ended December 31, 1998 by the current Chief Executive Officer, the former Chief Executive Officer and the four most highly compensated other executive officers and the fiscal year-end value of unexercised options held by those individuals as of December 31, 1998. There were no exercises or holdings of stock appreciation rights by any officers during 1998, and there are no outstanding stock appreciation rights.


                                                          Number of                Value of Unexercised
                                                     Unexercised Options          In-the Money Options at
                      Shares                        at Fiscal Year-End(#)         Fiscal Year-End ($)(1)
                    Acquired on        Value            Exercisable/                   Exercisable/
Name                Exercise (#)    Realized ($)       Unexercisable                   Unexercisable

Stanley J. Kabala       -0-             -0-          100,000/100,000                      -0-/-0-

Alan Kessman            -0-             -0-              -0-/-0-                          -0-/0

Michael W.              -0-             -0-              -0-/-0-                          -0-/0
Yacenda

Shlomo Shur           25,000           11,725             -0-/-0-                         -0-/-0-



Andrew                 20,000           9,380              -0-/-0-                        -0-/-0-
Kontomerkos

Vic Northrup             -0-             -0-            49,644/12,500                     -0-/-0-

     (1) Based upon the last sale price on December 31, 1998 of $1.75 per share of Common Stock.

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

3. Total compensation levels, i.e., base salary, bonus potential, and number of stock options, are established by individual levels of responsibility and reference to competitive compensation levels for executives performing similar functions and having equivalent levels of responsibility. However, whether actual bonuses are paid to each executive depends upon the achievement of Company profitability goals. In the case of certain executives who have direct responsibility for individual business units, a portion of the incentive compensation for such executives may consist of bonuses tied to the performance against predetermined targets of the individual business units for which they are responsible.

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

5. The Committee views the 50th percentile of the Survey data as average compensation for comparable positions and believes it is the minimum level necessary for the Company to be competitive in attracting and retaining qualified executives in its industry and geographic locations. Therefore, in 1997 the base salaries for the former Chief Executive Officer and the four other highest paid executive officers were established at approximately the 50th percentile for comparable positions in the Survey companies. In 1997, the Committee approved setting each executive's total cash compensation at approximately the median for the comparable position in the benchmark population of companies included in the Survey. As a result, in 1998 the Committee approved no increase in salary for Mr. Kessman or the four other highest paid executive officers except one officer who was initially elected as an executive officer in 1997 and a small percentage increase for another executive officer.

6. Merit increases in base salary for executives other than Mr. Kessman and Mr. Kabala were reviewed on an individual basis by Mr. Kessman or Mr. Kabala and increases were dependent upon a favorable evaluation by Mr. Kessman or Mr. Kabala of individual executive performance relative to individual goals, the functioning of the executive's team within the corporate structure, success in furthering the corporate strategy and goals, and individual management skills. Based upon his evaluation, Mr. Kessman or Mr. Kabala recommended base salary increases to the Committee for its approval.

7. In addition to base salary and merit increases, the Compensation Committee considers incentive bonuses for its executive officers, including the Chief Executive Officer, both prospectively based upon the attainment of specific performance goals, and retrospectively based upon the Committee's discretionary judgment as to the performance during the year of the Company and its executive officers or other considerations deemed appropriate at the time. To establish 1998 bonus potential for executive officers, including the Chief Executive Officer, the Compensation Committee reviewed recommendations by the former Chief Executive Officer. The Committee provided that each officer would be eligible for a bonus equal to a percentage of his or her salary consistent with the Survey data if certain pre-established 1998 pretax income targets or goals were achieved by the Company.. The Committee also approved bonus eligibility for division presidents that would be based on division performance without regard to overall corporate performance. In 1998, the pretax income from operations for the year was below the applicable threshold. Therefore, the Committee approved no bonus payments to Mr. Kessman or any of the four other highest paid executive officers for 1997 except bonuses paid to one of the four other highest paid executive officers based on his division's performance.

The Committee reserves the right to make discretionary bonus awards in appropriate circumstances where an executive might merit a bonus based on other considerations.

8. In June 1998, the Company entered into an employment agreement with Stanley
J. Kabala, its Chairman of the Board, President and Chief Executive Officer, for an initial term of one year. The employment agreement provides for a minimum base salary of $300,000 per year, eligibility for a incentive bonus of 150,000 shares of Common Stock upon achievement of objective performance goals set by the Board of Directors, a signing bonus of 200,000 restricted shares of Common Stock vesting ratably over 12 months and an initial stock option covering 200,000 shares of Common Stock vesting ratably over 12 months. The agreement further provides that in the event of the termination of Mr. Kabala's employment by the Company without cause or his voluntary termination of employment upon certain events, including diminution of his responsibilities or a change of control, the Company will pay Mr. Kabala his base salary for the remainder of the initial term, a prorated bonus and continuation of medical insurance coverage, and his restricted stock and stock options will vest immediately.

9. All executives, including the Chief Executive Officer, are eligible for annual stock option grants under the employee stock option plans applicable to employees generally, as approved by the Compensation Committee. The number of options granted to any individual depends on individual performance, salary level and competitive data. In addition, in determining the number of stock options granted to each senior executive, the Compensation Committee reviews the unvested options of each executive to determine the future benefits potentially available to the executive. The number of options granted will depend in part on the total number of unvested options deemed necessary to create a long-term incentive on the part of the executive to remain with the Company in order to realize future benefits.

No options were granted in 1998 to Mr. Kessman or the four highest paid other executive officers.

10. In June 1998, the Board of Directors approved a Transition and Retention Plan (the "Transition Plan") and offered it to certain participants in the Executive Plan including certain officers. The Transition Plan provides, in exchange for a release of all prior claims by the participant, defined retention and severance payments, option grants at current market value and deferral of all loan interest to the participant. A participant in the Transition Plan will earn, through continued employment, a retention payment of up to 110% of any shortfall of the market value of the Common Stock purchased with the loan below the loan's outstanding principal and interest. The amount of this retention payment is determined, and the payment becomes payable, only if and when the participant's employment with the Company ends. A Transition Plan participant becomes vested in one-third of the retention payment by continuation of employment through March 31, 1999, and becomes vested in an additional 8.33% of the payment for each calendar quarter of continued employment thereafter. In the event the Company terminates the participant's employment without cause, or a change of control of the Company occurs, the retention payment becomes fully vested and payable immediately. The Company has the option at any time to repurchase the Purchased Shares from a Transition Plan participant at the fair market value, in which case the participant remains liable for any loan balance not repaid from the repurchase proceeds subject to the other terms of the Transition Plan. Under certain circumstances, such as termination by the Company of the participant's employment following a change of control or otherwise without cause as defined in the Transition Plan, the participant is also entitled to continuation of salary and benefits for nine months.

In conclusion, the Compensation Committee believes that the base salary, bonus and stock options of the Company's former Chief Executive Officer, its new Chief Executive Officer and other executives are appropriate in light of competitive pay practices and the Company's performance against short and long-term performance goals.

                                               LOUIS K. ADLER
                                               JERRY M. SESLOWE

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

The Peer Group consists of the following companies:

Aspect Telecommunications  Corp.               Inter-Tel, Incorporated.
Brite Voice Systems, Inc.                      Microlog Corporation
Centigram Communications Corp.                 Mitel Corporation
Comdial Corporation                            Mosaix
Davox Corporation                              Norstan, Inc.
Digital Sound Corporation                      Syntellect, Inc.
Electronic Information Systems, Inc.           Teknekron Communications
InterVoice, Inc.           Systems, Inc.(TCSI)

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

Although Lucent Technologies and Nortel are the Company's principal competitors in supplying voice communications equipment, software and services to the under-300-desktop market, the business in which the Company is primarily engaged, both of those companies are much larger than the Company and derive most of their revenues from other lines of business and so have not been included in the Peer Group. The returns of each Peer Group issuer have been weighted in the graph below to reflect that issuer's stock market capitalization at the beginning of each calendar year.

                    COMPARISON OF FIVE-YEAR CUMULATIVE RETURN
                      AMONG EXECUTONE, INCLUDING THE COMMON
                  STOCK ("XTON") AND THE DEBENTURES ("XTONG"),
                     THE NASDAQ (US) INDEX AND THE COMPANY'S
                                   PEER GROUP

WEIGHTED AVERAGE
CUMULATIVE TOTAL RETURNS       1993     1994      1995       1996      1997      1998

XTON                           $100     $113      $ 80       $ 83      $ 76      $ 61

NASDAQ                         $100     $ 98      $138       $170      $209      $293

PEER GROUP                     $100     $ 87      $131       $156      $148      $131


WEIGHTED AVERAGE
CUMULATIVE TOTAL RETURNS       1993     1994      1995       1996      1997      1998


XTONG                          $100     $100      $116       $129      $143      $126

                               [PERFORMANCE GRAPH]

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The members of the Compensation Committee are Louis K. Adler and Jerry Seslowe.

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

          ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT


         The following table lists any person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act) who, to the knowledge of the Company, was the beneficial owner as of February 28, 1999, of more than 5% of the outstanding voting shares of the Company. Unless otherwise noted, the owner has sole voting and dispositive power with respect to the securities.


                                    Name and Address of          Amount and Nature of
Title of Class                       Beneficial Owner            Beneficial Ownership       Percent of Class(1)

Common Stock                        Heartland Advisors, Inc.               9,064,855(2)       18.19%
                                    790 North Milwaukee Street
                                    Milwaukee, WI 53202

                                    Edmund H., Shea,  Jr.                  3,791,741(3)         7.61
                                    655 Brea Canyon Road
                                    Walnut Creek, CA
                                    91789

                                    Lawndale Capital Management  LLC       3,425,604            6.87
                                    One Sansome Street, Suite 3900
                                    San Francisco, CA 94104

Series A Stock

                                    Watertone Holdings, L.P..                154,520           61.81
                                    c/o William H. Hopson
                                    Varner, Stephens, Humphries  & White
                                    Riverwood 100 Building, Suite 1700
                                    3350 Riverwood Parkway
                                    Atlanta, GA 30339

                                    Berkshire Bancorp  Inc.                   78,819           31.53
                                    160 Broadway
                                    New York, NY  10038

Series B Stock

                                    Watertone Holdings, L. P.                 61,807           61.81
                                    c/o William H. Hopson
                                    Varner, Stephens, Humphries & White
                                    Riverwood 100 Building, Suite 1700
                                    3350 Riverwood Parkway
                                    Atlanta, GA 30339

                                    Berkshire Bancorp  Inc.                   31,528           31.53
                                    160 Broadway
                                    New York, NY  10038


(1) With respect to the Common Stock, percentages shown are based upon 49,834,807 shares of Common Stock actually outstanding as of February 28, 1999. In cases where the beneficial ownership of the individual or group includes options, warrants or convertible securities, the percentage is based on 49,834,807 shares outstanding, plus the number of shares issuable upon exercise or conversion of any such options, warrants or convertible securities held by the individual or group. The percentage does not reflect or assume the exercise or conversion of any options, warrants or convertible securities not owned by the individual or group in question. In the case of the Series A and Series B Preferred Stock, percentages shown are based on 250,000 and 100,000 shares, respectively, actually outstanding as of February 28, 1999.

(2) Heartland Advisors shares power to vote 625,000 of such shares.

(3) Includes ownership by corporations and other entities controlled by Mr. Shea. Includes 11,935 shares of Common Stock issuable upon conversion of the Company's Debentures, of which entities associated with Mr. Shea own $148,800 in principal amount, representing less than 1% of the outstanding principal amount. Mr. Shea shares the power to vote and dispose of all such shares.

         The following table sets forth as of February 28, 1999, the beneficial ownership of the Company's voting shares by all current directors and nominees of the Company, the Chief Executive Officer, the former Chief Executive Officer, and the four next most highly compensated executive officers in 1998, and all current directors and executive officers of the Company as a group. Unless otherwise indicated, each person listed below has sole voting and investment power over all shares beneficially owned by him or her.


                                   Name of                        Amount and Nature of
Title of Class                  Beneficial Owner                  Beneficial  Ownership          Percentage of Class (1)

Common Stock                    Louis K. Adler                        229,268(2)
                                Stanley M. Blau                       542,540                            1.1
                                John P. Hectus                         25,000(3)                           *
                                Stanley J. Kabala                     436,000(4)                           *
                                Alan Kessman                        1,737,337                            3.4
                                Andrew Kontomerkos                    463,284                              *
                                Malinda Mitchell                       31,800(5)                           *
                                Vic Northrup                          127,537                              *
                                Jerry M. Seslowe                      509,246(6)                           *
                                Shlomo Shur                           740,708                            1.4
                                Michael W. Yacenda                    857,138(7)                         1.7

                                All Current Directors and           3,696,168(8)                         7.1
                                Officers as a Group
                                (14 Persons)

Series A Stock                  Louis K. Adler                          1,436                              *
                                Stanley M. Blau                         -0-
                                John P. Hectus                          -0-
                                Stanley J. Kabala                       -0-
                                Alan Kessman                            -0-
                                Andrew Kontomerkos                      -0-



                                Vic Northrup                          -0-
                                Jerry M. Seslowe                     4,692(9)                       1.87
                                Shlomo Shur                           -0-
                                Michael W. Yacenda                    -0-

                                All Current Directors and            6,128                           2.45
                                Officers as a Group
                                (14 Persons)

Series B Stock                  Louis K. Adler                         575                            *
                                Stanley M. Blau                       -0-
                                John P. Hectus                        -0-
                                Stanley J. Kabala                     -0-
                                Alan Kessman                          -0-
                                Andrew Kontomerkos                    -0-
                                Thurston R. Moore                     -0-
                                Vic Northrup                          -0-


                                Richard S. Rosenbloom                 -0-
                                Jerry M. Seslowe                     1,877(10)                       1.87
                                Shlomo Shur                           -0-
                                Michael W. Yacenda                    -0-
                                All Current Directors and            2,452                           2.45
                                Officers as a Group
                                (14 Persons)


* Less than 1% of the class.

(1) Information is provided as reported to the Company as of February 28, 1999 for all owners except Andrew Kontomerkos and Shlomo Shur, as to whom the information is provided as of May 15, 1998 when their employment by the Company terminated, Alan Kessman, as to whom the information is reported as of June 28, 1998, when his employment ended, and Vic Northrup, as to whom the information is reported as of September 11, 1998, when his employment ended. With respect to the Common Stock, percentages shown are based upon 49,834,807 shares of Common Stock actually outstanding as of February 28, 1999. In cases where the beneficial ownership of the individual or group includes options, warrants or convertible securities, the percentage is based on 49,834,807 shares actually outstanding, plus the number of shares issuable upon exercise or conversion of any such options, warrants or convertible securities held by the individual or group. The percentage does not reflect or assume the exercise or conversion of any options, warrants or convertible securities not owned by the individual or group in question. In the case of the Series A and Series B Preferred Stock, percentages shown are based on 250,000 and 100,000 shares, respectively, actually outstanding as of February 28, 1999. On April 7, 1999, the Company announced an agreement with all the holders of the Preferred Stock to redeem their shares for Common Stock pursuant to the terms of the original issuance of the Preferred Stock.

(2) Includes 98,315 shares issuable upon exercise of options, all of which are exercisable within 60 days of March 31, 1999, and 25,000 shares issuable upon exercise of warrants, 8,333 of which are exercisable within 60 days of March 31, 1999. Includes 76,445 shares of Common Stock issuable upon redemption and conversion of the Preferred Stock owned by Mr. Adler.

(3) Includes 25,000 shares issuable upon exercise of warrants, none of which are exerciable within 60 days of March 31, 1999.

(4) Includes 200,000 shares subject to options, of which 166,666 are exercisable within 60 days of March 31, 1999.

(5) Includes 6,800 shares issuable upon exercise of options and 25,000 shares issuable upon exercise of warrants, none of which are exercisable within 60 days of March 31, 1999.

(6) Includes 51,612 shares subject to options, and 25,000 shares subject to warrants, all of which are exercisable within 60 days of March 31, 1999. Also includes 12,755 shares of Common Stock owned and 63,559 shares of Common Stock subject to exercisable options held by Resource Holdings Associates, of which Mr. Seslowe is a managing director and in which he holds a greater than 10% ownership interest. Also includes 203,756 shares of Common Stock issuable upon redemption and conversion of the Preferred Stock owned by Mr. Seslowe and the 45,875 shares of Common Stock issuable upon redemption and conversion of the Preferred Stock owned by Resource Holdings Associates.

(7) Includes 3,576 shares issuable upon conversion of the Company's Debentures, of which Mr. Yacenda beneficially owns $38,000 in principal amount or less than 1% of the outstanding principal amount.

(8) Includes 795,227 shares issuable upon exercise of options, and 75,000 shares issuable upon exercise of warrants, of which 408,143 and 50,000, respectively, are exercisable within 60 days of March 31, 1999, 45,176 shares issuable upon conversion of the Company's Debentures, and 280,201 shares issuable upon redemption and conversion of Preferred Stock.

(9) Includes 862 shares held by Resource Holdings.

(10) Includes 345 shares held by Resource Holdings.

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

         In June 1998, the Board of Directors approved a Transition and Retention Plan (the "Transition Plan") and offered it to certain participants in the Executive Plan including certain executive officers as noted in the table below. The Transition Plan provides, in exchange for a release of all prior claims by the participant, defined retention and severance payments, option grants at current market value and deferral of all loan interest to the participant. A participant in the Transition Plan will earn, through continued employment, a retention payment of up to 110% of any shortfall of the market value of the Common Stock purchased with the loan below the loan's outstanding principal and interest. The amount of this retention payment is determined, and the payment becomes payable, only if and when the participant's employment with the Company ends. A Transition Plan participant becomes vested in one-third of the retention payment by continuation of employment through March 31, 1999, and becomes vested in an additional 8.33% of the payment for each calendar quarter of continued employment thereafter. In the event the Company terminates the participant's employment without cause, or a change of control of the Company occurs, the retention payment becomes fully vested and payable immediately. The Company has the option at any time to repurchase the Purchased Shares from a Transition Plan participant at the fair market value, in which case the participant remains liable for any loan balance not repaid from the repurchase proceeds subject the other terms of the Transition Plan. Under certain circumstances, such as termination by the Company of the participant's employment following a change of control or otherwise without cause as defined in the Transition Plan, the participant is also entitled to continuation of salary and benefits for nine months.

         The following table contains information about borrowings in excess of $60,000 by executive officers that were outstanding during 1998 pursuant to the Executive Plan and that were or are guaranteed by the Company. The amounts listed below also include the interest paid by the Company to the bank, reimbursement of which was or is owed by the individual to the Company. No director, nominee, or beneficial owner of more than 5% of any class of voting securities is eligible for participation in the Executive Plan.

         In 1998 and January 1999, in connection with the termination of their employment, Messrs. Guarascio, Kontomerkos, Northrup, and Shur surrendered to the Company the shares purchased by them under the Executive Plan and the Company released them from any further obligations under their Executive Plan loans.



                                      HIGHEST AMOUNT OF               UNPAID
                                      INDEBTEDNESS BETWEEN            INDEBTEDNESS
                                      JANUARY 1, 1998 AND                  AT
                                      MARCH 31, 1999,                 MARCH 31, 1999,
                                          INCLUDING                   INCLUDING
NAME                                  ACCRUED INTEREST                ACCRUED INTEREST
----                                  -------------------------------------------------


Barbara C. Anderson (2)                      257,621                         $  257,621

James E. Cooke III (2)                       421,830                            421,830

Anthony R. Guarascio (2)                     574,004                               -0-

Israel J. Hersh (2)                          126,549                            126,549

Robert W. Hopwood (2)                        421,209                            421,209

Alan Kessman (1)                           2,466,380                          1,940,953

Andrew Kontomerkos                           728,092                               -0-

Vic Northrup                                 293,518                               -0-

Frank J. Rotatori (2)                        253,098                            253,098

Shlomo Shur                                  728,092                               -0-

Michael W. Yacenda (2)                     1,476,405                          1,476,405



(1) See discussion under: "Executive Compensation -- Employment Agreements" above.

(2)  Participant in Transition Plan.

Certain software development services have been provided to eLottery by The Winston Group, one of whose principals is Robert W. Hopwood, Jr., a son of an officer of eLottery, Robert W. Hopwood, and Rosewood Computing, one of whose principals is Mark Hopwood, another son of Mr. Hopwood. During 1998, eLottery incurred $567,030 and $59,619, respectively, in fees from these firms. These contracts were entered into on terms eLottery believes are as favorable as would have been obtained through arm's-length negotiations with an independent third party.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1), (a)(2) and (d). The financial statements required by this item and incorporated herein by reference are as follows:

Report of Independent Public Accountants

Consolidated Balance Sheets - December 31, 1998 and 1997

Consolidated Statements of Operations - Years ended December 31, 1998, 1997 and 1996

Consolidated Statements of Changes in Stockholders' Equity - Three years ended December 31, 1998

Consolidated Statements of Cash Flows - Years ended December 31, 1998, 1997 and 1996

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

3-1      Articles of Incorporation, as amended through December 18, 1995.
         Incorporated by reference to the Registrant's Annual Report on Form
         10-K for the year ended December 31, 1995, filed on April 15, 1996.

3-2 Articles of Amendment dated and filed December 19, 1995, amending the Company's Articles of Incorporation. Incorporated by reference to the Registrant's Current Report on Form 8-K dated January 3, 1996.

3-3      Bylaws, as amended. Incorporated by reference to the Registrant's
         Registration Statement on Form S-3 (File No. 33-62257) filed August 30,
         1995.

4-1 Revolving Credit Agreement dated as of between the Registrant and Fleet. Filed herewith.

4-2      Amended and Restated Loan Agreement dated as of July 22, 1996, between
         EXECUTONE Information Systems, Inc., certain employees thereof, and the Lenders named therein. Incorporated by reference to the registrant's
         Annual Report on Form 10-K for the year ended December 31, 1997, filed on April 15, 1998.

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

10-8     1998 Transition and Retention Plan. Filed herewith.

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

10-19    Warrant to Purchase 25,000 Shares of Common Stock of EXECUTONE
         Information Systems, Inc. in favor of Louis K. Adler dated July 29,
         1997. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 filed on April 15, 1998.

10-20 Warrant to Purchase 25,000 Shares of Common Stock of the Registrant, in favor of Jerry M. Seslowe, dated February 1, 1996. Incorporated by reference to the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1996 filed on April 30, 1997.

10-21 Warrant to Purchase 25,000 Shares of Common Stock of the Registrant, in favor of John P Hectus, dated November 18, 1998. Filed herewith..

10-22 Amended and Restated Distributor Agreement dated as of April 1, 1998, between EXECUTONE Information Systems, Inc. and Claricom, Inc. d/b/a/
         Executone Business Solutions (formerly Clarity Telecom, Inc.).
         (Confidential portions have been omitted and filed separately with the Commission pursuant to a request for confidential treatment.)
         Incorporated by reference to the Registrant's Annual Report on Form
         10-K for the year ended December 31, 1997 filed on April 15, 1998.

10-23 Warrant to Purchase 25,000 Shares of Common Stock of the Registrant, in favor of Malinda Mitchell, dated March 1, 1999. Filed herewith.

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

Reports on Form 8-K

The Registrant filed no reports on Form 8-K during the quarter ended December 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                       EXECUTONE Information Systems, Inc.

                       By:   /s/  Stanley J. Kabala
                          ___________________________________________
                          Stanley J. Kabala, Chairman, President
                          and Chief Executive Officer

April 14, 1999
Milford, Connecticut

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

April 14, 1999                      /s/ Stanley J. Kabala
                                   ________________________________________
                                    Stanley J. Kabala
                                    Chairman, President and Chief  Executive
                                    Officer (Principal Executive Officer)



April 14, 1999                      /s/ Louis K. Adler
                                   ________________________________________
                                    Louis K. Adler, Director



April 14, 1999                      /s/ Stanley M. Blau
                                   ________________________________________
                                    Stanley M. Blau, Director



April 14, 1999                      /s/ Edward W. Stone, Jr.
                                   ________________________________________
                                    Edward W. Stone, Jr.
                                    Senior Vice President, Finance,
                                    and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)



April 14, 1999                      /s/
                                   ________________________________________
                                    John P. Hectus, Director



April 14, 1999                      /s/ Malinda Mitchell
                                   ________________________________________
                                    Malinda Mitchell, Director



April 14, 1999                      /s/ Jerry M. Seslowe
                                   ________________________________________
                                    Jerry M. Seslowe, Director

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders of
EXECUTONE Information Systems, Inc.:


We have audited in accordance with generally accepted auditing standards, the financial statements of EXECUTONE Information Systems, Inc. and subsidiaries' included in this Form 10-K, and have issued our report thereon dated February 4, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP



Stamford, Connecticut
February 4, 1999

                                                                     SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                             (Amounts in Thousands)



                                                        Additions                            Deductions
                                           ---------------------------------------     ------------------------
                                                          Charged         Charged          Net
                                           Balance at    (Credited)      (Credited)    Writeoffs of                Balance at
                                           Beginning     to Costs and     to Other     Uncollectible                 End of
Description                                 of Period     Expenses        Accounts       Accounts      Payments      Period
------------                                ---------     --------        --------       --------      --------      ------

Year ended December 31, 1998
    Deducted from Asset Accounts
        Allowance for doubtful accounts        $ 1,814      $   567          --          $  (661)          -0-        1,720
        Allowance for uncollectible notes        2,343          218           951            -0-           -0-        3,512
           receivable
    Special Charges Reserve                                                 9,028                       (3,604)       5,424
Year ended December 31, 1997
     Deducted from asset accounts:
        Allowance for doubtful accounts        $ 2,106      $   150          --          $  (442)         --          1,814
        Allowance for uncollectible notes
            receivable                           2,216          127          --             --            --          2,343

Year ended December 31, 1996
     Deducted from asset accounts:
        Allowance for doubtful accounts        $ 1,715      $ 1,921       $  (551)*      $  (979)         --        $ 2,106
        Allowance for uncollectible notes
            receivable                             259          (82)        2,039*          --            --          2,216



*   Adjustments related to sale of direct sales organization.


                                       S-2




                             STATEMENT OF DIFFERENCES
                             ------------------------

The section symbol shall be expressed as................................... 'SS'
The trademark symbol shall be expressed as ................................ 'TM'
The registered trademark symbol shall be expressed as ..................... 'r'