Form 10-Q
period 1999-03-31
EXECUTONE INFORMATION SYSTEMS INC
filed 1999-04-29
CIK 725282

EXECUTONE INFORMATION SYSTEMS, INC. - 10-Q (3/31/99)


                              FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1999

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

The number of shares outstanding of registrant's Common Stock, $.01 par value per share, as of April 28, 1999 was 62,848,347.

                              INDEX



EXECUTONE Information Systems, Inc.

                                                             Page #
PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements

          Consolidated Balance Sheets -
          March 31, 1999 and December 31, 1998.                  3

          Consolidated Statements of Operations -
          Three Months Ended March 31, 1999 and 1998.            4

          Consolidated Statements of Cash Flows -
          Three Months Ended March 31, 1999 and 1998.            5

          Notes to Consolidated Financial Statements.            6


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations         14



PART II.  OTHER INFORMATION                                     21

          SIGNATURES                                            22

                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

      EXECUTONE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                                                March 31,       December 31,
(In thousands, except for share amounts)          1999              1998
                                               (Unaudited)
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                      $     911        $    1,482
 Accounts receivable, net of
   allowance of $1,563 and $1,720                  24,006            25,531
 Inventories                                       23,610            24,753
 Prepaid expenses and other current assets          4,869             4,966
Total Current Assets                               53,396            56,732

PROPERTY AND EQUIPMENT, net                        10,327            10,604
INTANGIBLE ASSETS, net                              3,763             3,795
DEFERRED TAXES                                     22,811            22,811
OTHER ASSETS                                        8,747            16,363
                                                $  99,044        $  110,305

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current portion of long-term debt              $   1,038        $      856
 Accounts payable                                  13,184            18,093
 Accrued payroll and related costs                  4,140             3,969
 Accrued liabilities                               13,760            15,046
 Deferred revenue and customer deposits             2,344             2,439
       Total Current Liabilities                   34,466            40,403

LONG-TERM DEBT                                     22,641            23,693
OTHER LONG-TERM LIABILITIES                         2,245             2,445
       TOTAL LIABILITIES                           59,552            66,541

STOCKHOLDERS' EQUITY:
 Common stock: $.01 par value; 80,000,000 shares
   authorized; 49,438,578 and 49,834,807 issued
   and outstanding                                    494               498
 Preferred stock:  $.01 par value; Cumulative
   Convertible Preferred Stock (Series A),
   250,000 shares authorized,issued and
   outstanding; Cumulative Contingently
   Convertible Preferred Stock (Series B),
   100,000 shares authorized, issued
   and outstanding                                  7,300             7,300
 Additional paid-in capital                        70,386            71,624
 Accumulated deficit                              (38,688)          (35,658)
       Total Stockholders' Equity                  39,492            43,764
                                                $  99,044        $  110,305

The accompanying notes are an integral part of these consolidated balance sheets.

          EXECUTONE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)

                                                    Three Months Ended
(In thousands, except for per share amounts)             March 31,
                                                   1999            1998
REVENUES                                       $ 31,749        $ 33,903

COST OF REVENUES                                 21,376          23,065
 Gross Profit                                    10,373          10,838

OPERATING EXPENSES:
 Product development and engineering              2,365           2,513
 Selling, general and administrative             11,468           9,625
 Provision for special charges                      ---           2,344
                                                 13,833          14,482

OPERATING LOSS                                   (3,460)         (3,644)

INTEREST EXPENSE                                   (753)           (508)
OTHER INCOME, net                                 1,183              23

LOSS BEFORE INCOME TAXES                         (3,030)         (4,129)

INCOME TAX BENEFIT                                  ---          (1,651)

NET LOSS                                       $  (3,030)      $ (2,478)

LOSS PER SHARE                                 $   (0.06)      $  (0.05)

AVERAGE DILUTED COMMON SHARES                     49,529         49,698


The accompanying notes are an integral part of these consolidated statements.


             EXECUTONE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                     Three Months Ended
 (In thousands)                                           March 31,
                                                      1999         1998
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                        $ (3,030)    $ (2,478)
   Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation and amortization                      874          877
     Income tax benefit not currently receivable        ---       (1,651)
     Noncash items, including noncash interest
     expense, noncash provision for losses on
     accounts receivable and income from
     equity investment                                  117          152
   Gain on distributor note and warrant redemption   (1,161)         ---
   Change in working capital items:
     Accounts receivable                              1,610        3,808
     Inventories                                      1,115       (3,115)
     Accounts payable and accruals                   (5,065)           1
     Restricted cash                                    ---        5,084
     Other working capital items                         80        1,169

 NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES    (5,460)       3,847

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                  (210)       (241)
   Investment in eLottery                            (1,404)     (2,428)
   Proceeds from distributor note and
      warrant redemption                              9,261         ---
   Other, net                                           120        (230)

 NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES     7,767      (2,899)

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments under revolving credit facility        (1,313)        ---
   Repayments of other long-term debt                  (263)       (291)
   Repurchase of stock                               (1,341)        ---
   Proceeds from issuance of stock                       39          86

 NET CASH USED BY FINANCING ACTIVITIES               (2,878)       (205)

 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      (571)        743

 CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD      1,482       7,727

 CASH AND CASH EQUIVALENTS - END OF PERIOD          $   911    $  8,470


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

NOTE B - BASIS OF PRESENTATION

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

For the three-month periods ended March 31, 1999 and 1998, the Company made cash payments for income taxes of approximately
$51,000 and $54,000, respectively.

NOTE D - EARNINGS PER SHARE

Earnings per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents (which include stock options and warrants) outstanding during the periods. Common stock equivalents, the convertible preferred stock and the convertible debentures which are antidilutive have been excluded from the computations.

A reconciliation of the Company's loss per share calculations for the three-month periods ended March 31, 1999 and 1998, respectively, is as follows:

                                                                    Per Share
(in thousands, except for per share amounts)   Loss      Shares       Amount
For the three months ended March 31, 1999:
Basic and Diluted Loss Per Share:
Net Loss                                     $(3,030)     49,529      $(0.06)

For the three months ended March 31, 1998:
Basic and Diluted Loss Per Share:
Net Loss                                     $(2,478)     49,698      $(0.05)


The Company's Convertible Subordinated Debentures are convertible into approximately 1.5 million shares of common stock as of March 31, 1999. The shares issuable upon conversion of the Debentures were not included in the computation of diluted earnings per share because they would be antidilutive for each of the periods presented. Incremental common shares assumed to be issued for stock options totaling 540,000 and 61,000 shares as of March 31, 1999 and 1998, respectively, were not included in the computation of diluted earnings per share due to the net losses for both periods. Options to purchase 783,000 and 1.2 million shares of common stock as of March 31, 1999 and 1998, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the shares of common stock.

The convertible preferred stock issued in connection with the acquisition of eLottery was antidilutive, at issuance, and has been excluded from the above calculations. On April 13, 1999, the convertible preferred stock was redeemed (See Note G).

NOTE E - INVENTORIES

Inventories are stated at lower of first-in, first-out (FIFO) cost or market and consist of the following at March 31, 1999 and December 31, 1998:

(amounts in thousands)             3/31/99        12/31/98
Raw Materials                     $  3,138        $  2,527
Finished Goods                      20,472          22,226
                                  $ 23,610        $ 24,753


NOTE F - eLOTTERY

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

The preferred stock consists of 250,000 shares of Cumulative Convertible Preferred Stock, Series A (Series A Preferred Stock) and 100,000 shares of Cumulative Contingently Convertible Preferred Stock, Series B (Series B Preferred Stock). The Series A Preferred Stock has voting rights equal to one share of common stock and, as originally issued, was to earn dividends equal to 18.5% of the consolidated retained earnings of eLottery as of the end of a fiscal period, less any dividends paid to the holders of the Series A Preferred Stock prior to such date. The Series B Preferred Stock has voting rights equal to one share of common stock and, as originally issued, was to earn dividends equal to 31.5% of the consolidated retained earnings of eLottery as of the end of a fiscal period, less any dividends paid to the holders of the Series B Preferred Stock prior to such date. All dividends on Preferred Stock were payable (i) when and as declared by the Board of Directors, (ii) upon conversion or redemption of the Series A and Series B Preferred Stock or (iii) upon liquidation. As of March 31, 1999, no dividends had accrued to the preferred stockholders. The Series A and Series B Preferred Stock were redeemable for a total of 13.3 million shares of common stock (Series A Preferred Stock for 4.925 million shares and Series B Preferred Stock for 8.375 million shares) at the Company's option. In the event that eLottery met certain revenue and profit parameters, the Series A Preferred Stock was convertible for up to 4.925 million shares of common stock and the Series B Preferred Stock was convertible for up to 8.375 million shares of common stock (a total of 13.3 million shares of common stock).
On April 7, 1999, the Company reached agreement with the preferred shareholders to accelerate redemption of the Series A and Series B preferred shares, with such shares actually being redeemed effective April 13, 1999 (see Note G).

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

Investment in eLottery

The Company periodically evaluates the recoverability of its investment in eLottery in accordance with the provisions of FAS No. 121, "Accounting for the Impairment of Long-Lived Assets" by projecting future undiscounted net cash flows for the underlying businesses. If the sum of such cash flows is not sufficient to recover the Company's investment in eLottery, projected cash flows would then be discounted and the carrying value of Company's investment would be adjusted accordingly. On December 17, 1998, the United States District Court for the District of Idaho ruled in the case of AT&T vs. Coeur d'Alene Tribe that the orders previously issued by the Tribal Court upholding the legality of the US Lottery were erroneous (see Legal and Other Risks for a description of the litigation). In response to this legal decision, eLottery and the CDA terminated operation of the NIL and the US Lottery in every state where it had been offered. Management determined that all of eLottery's assets related to the NIL were impaired and were written down to zero during the fourth quarter of 1998. All of the Company's remaining investment in eLottery relates to its business as an Internet retailer of lottery products for legally authorized entities.

In February 1997, the Company signed agreements with Virtual Gaming Technologies (formerly Internet Gaming Technologies (IGT)) and CasinoWorld Holdings, Ltd. (CWH). The agreements required the Company to invest $700,000 in IGT common stock in September 1996 under a previous agreement. In addition, the Company was granted a 200,000-share, five-year option set at 15% more than the price per share on the initial investment, or $3.45 per share. CWH provided project management services overseeing the development of the software for the NIL, with the Company contracting independently for system software development. The Company acquired all hardware for the system without financial obligation by either IGT or CWH. Approximately $800,000 in hardware costs were incurred as of March 31, 1999.

The investment in IGT is being accounted for under the cost method. All hardware costs incurred are being capitalized and depreciated over the useful life of the assets. As of March 31, 1999, approximately $3.3 million has been spent on software development. Such payments are being capitalized and depreciated over a five-year period.

NOTE G - DIVESTITURE OF CORE BUSINESSES

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

The proceeds of any sale will remain in the Company to help it accelerate the achievement of eLottery's business plans. At the conclusion of the transaction and subject to shareholder approval, Executone would be renamed eLottery, Inc. eLottery's activities to date have been primarily related to the organization of the company, developing the business and gaming systems necessary to operate a national telephone lottery and the USlottery.com Internet site and preparing a marketing plan for selling its technology to entities licensed to sell lottery tickets. With the termination of operations of the NIL and the divestiture of the core telephony and healthcare businesses, eLottery expects to derive its future revenues from acting as an Internet retailer of lottery products for legally authorized entities and the sale or licensing of the technology it has developed and advertising on its Internet web site, eLotteryWorld.com. eLottery has yet to record any revenue.

On April 13, 1999, as part of its plan to separate its telephony and healthcare businesses from eLottery, the Company accelerated the redemption of its Series A and Series B preferred stock. Upon redemption, the preferred shares were redeemed for 13.3 million shares of common stock, or approximately 21% of eLottery's common stock, and will no longer be entitled to receive a total of 50% of eLottery's retained earnings as preferred dividends.

NOTE H - SEGMENTS

The Company's reportable business segments provide products and services, which are marketed through both retail and independent distribution channels. These businesses are managed and reported separately because they serve distinct markets.

<CAPTIONS>
                                Three-month period ended March 31,1999
                          Computer
(amounts in thousands)    Telephony   Healthcare  eLottery  Corporate  Totals
Revenue from
 External Customers       $ 23,255      $ 8,494   $    --    $   --   $ 31,749
Intersegment Revenues        1,830        2,220        --        --      4,050
Segment Income (Loss)          560       (1,833)     (653)   (1,534)    (3,460)



                                Three-month period ended March 31,1998
                          Computer
(amounts in thousands)    Telephony   Healthcare  eLottery  Corporate  Totals

Revenue from
 External Customers       $ 24,708      $ 9,195   $   --     $   --   $ 33,903
Intersegment Revenues        1,911        2,138       --         --      4,049
Segment Income (Loss)         (362)        (744)    (194)        --     (1,300)


The following reconciles the Company's segment loss to the reported net loss for the three-month periods ended March 31, 1999 and 1998:

(Amounts in thousands)               1999                1998
Total segment income (loss)        $(3,460)            $(1,300)
Special charges                         --              (2,344)
Interest expense                      (753)               (508)
Other income, net                    1,183                  23
Income tax benefit                      --               1,651
                                   $(3,030)            $(2,478)


Corporate assets were reduced by approximately $8.0 million during the first quarter of 1999 due to the repayment of the note receivable from Claricom and the redemption of Claricom warrants issued to the Company (See Note I).

NOTE I - OTHER MATTERS

For the three-month periods ended March 31, 1999 and 1998, respectively, the Company made cash payments of approximately
$0.8 million and $0.5 million for interest expense on indebtedness.

During the three-month period ended March 31, 1999, noncash financing activities included capital lease obligations incurred in connection with computer software and equipment acquisitions of $0.6 million.

For the quarters ended March 31, 1999 and 1998, the Company had two individual customers, each of which generated in excess of 10% of the Company's revenues. Both customers are included in the Computer Telephony segment. One customer accounted for $4.1 million and $4.5 million in sales for the 1999 and 1998 periods, respectively. The second customer accounted for $4.2 million and $3.3 million for the same periods, respectively.

On February 26, 1999, the Company received $9.3 million from Claricom as payment in full for Claricom's outstanding $5.9 million junior subordinated note plus interest, along with the redemption of the warrants issued to the Company as part of the sale of the direct offices in 1996. As a result, the Company recorded a gain of $1.2 million during the first quarter of 1999. The gain is included in Other Income, net.

The Company recorded a total of $9.0 million in reorganization and other special charges during year ended December 31, 1998, of which $2.3 million was recorded during the first quarter of 1998. At March 31, 1999, the remaining reserve balance associated with these charges was $4.9 million. These amounts will be paid during 1999, with the exception of $1.5 million related to the patent litigation settlement, which will be paid subsequent to December 31, 1999.

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

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis explains trends in the Company's financial condition and results of operations for the three-month periods ended March 31, 1999 compared with the same period last year. It is intended to help shareholders and other readers understand the dynamics of the Company's business and the key factors underlying its financial results. This discussion should be read in conjunction with the consolidated financial statements and notes included elsewhere in this Form 10-Q, and with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1998. Management believes that certain statements in this management's discussion and analysis constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections about the industries in which the Company operates, management's beliefs and assumptions made by management. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and assumptions
include, among others, the following:   general economic and
business conditions; demographic changes; import protection and regulation; rapid technology development and changes; timing of product introductions; the mix of products/services; industry capacity and other industry trends; and the ability of the Company to attract and retain key employees.

OVERVIEW

The Company develops, markets and supports voice and data communications and information systems. Products and services include telephone systems, voice mail systems, inbound and outbound call center systems and specialized healthcare communications and workflow management systems. The Company's products are sold under the EXECUTONE, INFOSTAR, IDS, LIFESAVER and INFOSTAR/ILS brand names through a national network of independent distributors and company direct sales and service employees. The Company's eLottery subsidiary (formerly named Unistar Gaming Corp.) develops, provides and maintains Internet, intranet and telephone communications, accounting, database and other applications and services for use by the domestic and international lottery market. eLottery's UniStar Entertainment subsidiary has the exclusive right to design, develop and manage the National Indian Lottery (NIL) of the Coeur d'Alene Tribe of Idaho (CDA). The NIL was operational beginning in January 1998. However, in response to an adverse legal opinion on December 17, 1998, eLottery and the CDA terminated the operations of the NIL and US Lottery telephone and Internet operations managed by eLottery.

Revenues are derived from product sales to distributors, direct sales of healthcare products, and direct sales to national accounts and government customers, as well as installations, additions, changes, upgrades or relocation of previously installed systems, maintenance contracts, and service charges to the existing base of healthcare, national account and government customers.

DIVESTITURE OF CORE TELEPHONY AND HEALTHCARE BUSINESSES

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

On April 13, 1999, as part of its plan to separate its telephony and healthcare businesses from eLottery, the Company accelerated the redemption of its Series A and Series B preferred stock. All of the Company's preferred shares were redeemed for approximately
13.3 million common shares. The Company believes this transaction will simplify its capital structure and align the interests of the former preferred and current common shareholders.

RESULTS OF OPERATIONS

In the first quarter of 1999, the Company continued its efforts to make significant changes in its business practices. These changes, which began in the second half of 1998, are intended to improve the Company's performance in future periods.

Revenues for the first quarter of 1999 were $31.7 million, with an operating loss of $3.5 million and a net loss of $3.0 million or ($.06) per common share. Revenues for the first quarter of 1998 were $33.9 million, with an operating loss of $3.6 million and a net loss of $2.5 million or ($.05) per common share. The 1998 results include a $2.3 million special charge, covering severance
and benefits continuation costs.   The decrease in revenue was
primarily attributable to lower revenues generated by the Company's independent distribution channel, including Claricom, the Company's largest distributor, and the Healthcare Communications group. The increase in the net loss compared to the first quarter of 1998 is due to several factors; the $2.2 million decrease in revenue, $1.5 million in professional fees incurred during the quarter to help identify and initiate the changes in business processes now underway, and the Company's more conservative treatment of its pretax loss, for which no tax benefit was taken in the first quarter of 1999 compared to a tax benefit of $1.7 million taken in the same period in 1998.

REVENUE

Revenues were $31.7 million during the three month period ended
March 31, 1999, compared to $33.9 million for the same period in 1998. Revenue, by business, was distributed as follows (in millions):

                                                   Inc (Dec)
Three-month period ended      1999      1998      $         %
Computer Telephony          $ 23.2    $ 24.7   ($ 1.5)    (6.1%)
Healthcare                     8.5       9.2   (  0.7)    (7.6%)
                            $ 31.7    $ 33.9   ($ 2.2)    (6.5%)

Computer Telephony

Computer telephony products range from PBXs for small to medium-sized businesses to standards-compliant computer telephony applications, LAN and Internet-based applications, including voice mail, unified messaging, automatic call distribution (ACD), predictive dialing and wireless communications. This business targets the under-400-extension market segment. Customers range from small companies with fewer than ten employees to large national accounts and government agencies with fewer than 400 extensions at any individual location. These products are marketed through independent distribution and direct sales, with the direct sales effort focused on product and service sales to National and Government Accounts.

In the first quarter of 1999, Computer Telephony revenues decreased $1.5 million, or 6%, compared to the same quarter last year. In the wholesale channel, the Company no longer offers distributor-focused sales incentives at the end of each quarter. In the past, this often resulted in inflated distributor inventory and excessive receivables. Incentives are now being directed at stimulating end user demand, with the intent of creating value for both the end user and the distributor. With these changes in business practice, the Company believes that these distributors have reduced most of their excess inventory that had accumulated over several years of supply push incentive programs.

Purchases by Claricom, the Company's largest independent distributor, were approximately $0.4 million lower in the first quarter of 1999 compared to the same period in 1998, which was the last quarter when Claricom purchases were influenced by the old distributor contract. Management believes that the recent acquisition or Claricom by Staples is a very positive development for the Company, given their increased financial strength and Staples' marketing and product distribution strength.

Healthcare

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

Healthcare reported $0.7 million lower sales for the first quarter of 1999 compared to the same period in 1998, but almost $1.0 million higher than the fourth quarter of 1998. Compared to the prior year, the lower revenue reflects the negative effects of increased sales force turnover that resulted from the Company's efforts to offer the business for sale during 1998 and the change in business practice away from supply push distributor incentive programs. With the changes this business continues to make in its installation process and the end of distributor-focused sales incentives, the Company believes that the revenue increase from the previous sequential quarter is indicative of a
return to growth.   Healthcare has a record backlog of almost $18
million as of March 31, 1999.

GROSS PROFIT

Gross profit for the first quarter of 1999 was $10.4 million or
32.7 % of revenue, compared to $10.8 million or 32.0% of revenue
for the same quarter last year.   The decrease in gross profit of
only $0.4 million is due to the lower volume. The volume decrease has been largely offset by higher pricing margins in the Computer Telephony business, resulting from the discontinuance of the Company's old pricing practices, along with lower fixed costs, resulting from the Company's cost reduction efforts.

OPERATING EXPENSES

Product development expenses were $2.4 million for the first quarter of 1999, a decrease of approximately $0.1 million from the same quarter last year. The decrease is a result of cost reduction efforts and lower headcount. Product development costs are expected to remain at approximately the current level for the
remainder of 1999.   Selling, general and administrative expenses
were $11.5 million, or 36.1% of revenue for the first quarter of 1999, compared to $9.6 million or 28.4% of revenue for the same period in 1998. The increase is primarily due to $1.5 million in professional fees incurred to help the Company evaluate its business practices, determine the necessary changes and implement those changes. While the changes that have been generated by this process are beginning to reduce costs in other parts of the business, the full impact will not be felt until the fourth quarter of 1999. The Company expects to pay an additional $2.0 million in fees to complete this process during the second and third quarters of 1999. eLottery expenses increased approximately $0.5 million during the first quarter of 1999 compared to the same period last year due to the Company's efforts to develop and market eLottery's products, along with the Company's practice in the first quarter of 1998 of charging the NIL for personnel expenses which, with the termination of the NIL, are now included in the Company's expenses. On a comparable basis, excluding the special charges in 1998 and the professional fees in 1999, selling, general and administrative expenses for the core businesses declined approximately $0.2 million, primarily as a result of reduced headcount.

SPECIAL CHARGES

As a result of actions taken by the Company to improve its business processes, including significant changes in its senior management structure, along with a provision for a patent litigation settlement, the Company recorded a total of $9.0 million in reorganization and other special charges during year ended December 31, 1998, of which $2.3 million was recorded during the first quarter of 1998. At March 31, 1999, the remaining reserve balance associated with these charges was $4.9 million. These amounts will be paid during 1999, with the exception of $1.5 million related to the patent litigation settlement, which will be paid subsequent to December 31, 1999.

INTEREST AND OTHER EXPENSE

Interest expense for the first quarter of 1999 increased $0.2 million compared to the same period in 1998 due to higher levels of bank borrowings in 1999. Other income, net, for the first quarter of 1999 increased $1.2 million compared to the same period in 1998 due to a nonrecurring $1.2 million gain on the receipt of payment from Claricom on the $5.9 million junior subordinated note plus interest, along with the redemption of the warrants held by the Company.

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

During the first quarter of 1999, the Company incurred approximately $1.8 million in cash expenditures related to
eLottery.   Of that amount, approximately $1.0 million related to
the termination of NIL operations, including payment of outstanding invoices, shutdown costs and severance and other charges. The Company estimates an additional $0.6 million remaining in NIL-related charges, all of which should be paid during the second quarter of 1999. eLottery had a net loss during the quarter of $0.7 million, incurring expenses for the development and marketing of its products.

With the termination of the NIL and US Lottery, the Company continues to face certain legal and other risks. See the Notes to Consolidated Financial Statements for a discussion of the legal issues and legislative proposals, which could impact the Company and its eLottery business.

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

Implementation of the new system began during the third quarter of 1998. The Company has incurred approximately $1.7 million through March 31, 1999, primarily for the purchase of software licenses and certain system hardware, along with installation costs. The system configuration has been completed, along with documentation of the Company's business process procedures as they will be used in the new system. The Company has also completed and tested the data conversion processes. As of March 31, 1999, it is estimated that the installation process is 70% to
80% complete.   Management believes that the conversion to new
software will resolve the Year 2000 issue as it relates to its IT infrastructure. There are several peripheral systems that will not be replaced by the new software. These systems are being made compliant using the Company's internal resources, which have been redeployed from other projects. The remedial effort is approximately 90% complete and is scheduled to be 100% complete by the end of the second quarter of 1999. The total remedial cost for these systems is approximately $50,000, substantially all of which has been incurred as of March 31, 1999.

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

OTHER

On March 30, 1998, the Company entered into an Amended and Restated Distributor Agreement with Claricom (the "Amended Agreement"). The Amended Agreement, effective April 1, 1998 and continuing through December 31, 2001, provides, among other things, that Claricom will be a non-exclusive distributor of the Company's telephony products andthat Claricom can market products competing with those sold by the Company. Upon execution of the Amended Agreement, Claricom released to the Company the $5 million plus interest being held in escrow to satisfy potential indemnity claims under the 1996 Asset Purchase Agreement and waived all potential contract claims under the prior distributor agreement.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity is represented by cash, cash equivalents and cash availability under its existing credit facilities. The
Company's liquidity was approximately $10 million as of March 31, 1999 and December 31, 1998.

At March 31, 1999 and December 31, 1998, cash and cash equivalents amounted to $0.9 million and $1.5 million, respectively, a decrease of $0.6 million. The decrease was mainly due to the funding of the Company's operating losses, along with additional expenditures to fund the termination of NIL operations, the repayment of debt and the repurchase of stock, all of which was largely offset by a nonrecurring cash receipt from Claricom (see below).

The Company used $5.5 million in its operating activities during the first quarter of 1999 compared to $3.8 million in cash provided by operations for the same period in 1998. Excluding the March 1998 release of $5.1 million held in escrow since the sale of the direct offices in 1996, $1.2 million in funds were used in operating activities for the first quarter of 1998. The increase in funds used by operating activities is primarily due to the funding of the 1999 operating loss and the reduction in the Company's accounts payable during the first quarter of 1999.

Cash provided by investing activities totaled $7.8 million for the first quarter of 1999, compared to $2.9 million of cash used during the same period last year. The increase in cash provided by investing activities is due to a nonrecurring cash receipt from Claricom. On February 26, 1999, the Company received $9.3 million from Claricom as payment in full for Claricom's outstanding $5.9 million junior subordinated note plus interest, along with the redemption of the warrants issued to the Company as part of the sale of the direct offices in 1996. The Company used the proceeds to reduce outstanding bank borrowings and accounts payable.

The Company used $2.9 million in cash from financing activities during the first quarter of 1999. Cash was used to repay $1.6 million in borrowings, along with $1.3 million to repurchase 420,000 of the Company's common stock. During the same period in 1998, the Company used $0.2 million in cash in its financing activities, primarily for debt repayment.

Total debt as of March 31, 1999 was $23.7 million, a decrease of $0.8 million from $24.5 million at December 31, 1998. The decrease is a result of a reduction in the Company's bank borrowings by $1.3 million and the repayment of $0.2 million in capital lease obligations. Debt was increased by $0.6 million in connection with the acquisition of a new computer software system, along with an increase to the carrying value of the convertible subordinated debentures of $0.1 million due to accretion.

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

Item 2.        CHANGES IN SECURITIES
               Not applicable.

Item 3.        DEFAULTS UPON SENIOR SECURITIES
               Not applicable.

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               Not applicable.

Item 5.        OTHER INFORMATION
               Not applicable.

Item 6.        EXHIBITS AND REPORTS ON FORM 8-K
               a)   Exhibits
                    11 - Statement Regarding Computation of Per
                    Share Earnings (see Note D of Notes to
                    Consolidated Financial Statements in Part I,
                    Item 1).
               b)   Reports on Form 8-K
                    On April 29, 1999, with the withdrawal of the eLottery Registration Statement on Form S-1 on April 14, 1999 and the impending sale of the Company's core businesses (see Note G of Notes to Consolidated Financial Statements in Part I, Item 1), the Company filed a Current Report on Form 8-K to disclose the risk factors that could materially adversely affect the performance of eLottery.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                             EXECUTONE Information Systems, Inc.

Dated:    April 29, 1999     /s/ Stanley J. Kabala
                             Stanley J. Kabala
                             Chairman, President and Chief Executive Officer

Dated:    April 29, 1999     /s/ Edward W. Stone
                             Edward W. Stone
                             Senior Vice President and Chief Financial Officer