Form 10-Q
period 1999-06-30
EXECUTONE INFORMATION SYSTEMS INC
filed 1999-08-13
CIK 725282

EXECUTONE INFORMATION SYSTEMS, INC.  10-Q (6/30/99)


                              FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1999

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

The number of shares outstanding of registrant's Common Stock, $.01 par value per share, as of July 30, 1999 was 62,951,733.

                              INDEX



EXECUTONE Information Systems, Inc.

                                                             Page #
PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements

          Consolidated Balance Sheets -
          June 30, 1999 and December 31, 1998.                   3

          Consolidated Statements of Operations -
          Three Months and Six Months Ended June 30,
          1999 and 1998.                                         4

          Consolidated Statements of Cash Flows -
          Six Months Ended June 30, 1999 and 1998.               5

          Notes to Consolidated Financial Statements.            6


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations         13


PART II.  OTHER INFORMATION                                     20

          SIGNATURES                                            21

                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

      EXECUTONE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                                                    June 30,     December 31,
(In thousands, except for share amounts)              1999           1998
                                                  (Unaudited)
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                         $      89      $   1,482
 Accounts receivable, net of
   allowance of $1,477 and $1,720                     26,229         25,531
 Inventories                                          19,801         24,753
 Prepaid expenses and other current assets             4,561          4,966
Total Current Assets                                  50,680         56,732

PROPERTY AND EQUIPMENT, net                            9,839         10,604
INTANGIBLE ASSETS, net                                 3,731          3,795
DEFERRED TAXES                                        22,811         22,811
OTHER ASSETS                                           9,169         16,363
                                                   $  96,230      $ 110,305

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current portion of long-term debt                 $   1,056      $     856
 Accounts payable                                     11,954         18,093
 Accrued payroll and related costs                     3,607          3,969
 Accrued liabilities                                  12,532         15,046
 Deferred revenue and customer deposits                2,250          2,439
       Total Current Liabilities                      31,399         40,403

LONG-TERM DEBT                                        26,527         23,693
OTHER LONG-TERM LIABILITIES                            2,445          2,445
       TOTAL LIABILITIES                              60,371         66,541

STOCKHOLDERS' EQUITY:
 Common stock: $.01 par value; 80,000,000 shares
   authorized; 62,937,508 and 49,834,807 issued
   and outstanding                                       629            498
 Preferred stock                                          --          7,300
 Additional paid-in capital                           78,184         71,624
 Accumulated deficit                                 (42,954)       (35,658)
       Total Stockholders' Equity                     35,859         43,764
                                                   $  96,230      $ 110,305

The accompanying notes are an integral part of these consolidated balance sheets.

          EXECUTONE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)

(In thousands, except for             Three Months Ended    Six Months Ended
 per share amounts)                         June 30,             June 30,
                                      1999        1998      1999        1998
REVENUES                            $ 32,201    $ 34,707   $ 63,950   $ 68,610

COST OF REVENUES                      22,002      22,857     43,378     45,922
 Gross Profit                         10,199      11,850     20,572     22,688

OPERATING EXPENSES:
 Product development and engineering   1,996       2,540      4,361      5,053
 Selling, general and administrative  11,804       9,591     23,274     19,216
 Provision for special charges           ---       2,139        ---      4,483
                                      13,800      14,270     27,635     28,752

OPERATING LOSS                        (3,601)     (2,420)    (7,063)    (6,064)

INTEREST EXPENSE                        (723)       (538)    (1,476)    (1,046)
OTHER INCOME, net                         58          87      1,243        110

LOSS BEFORE INCOME TAXES              (4,266)     (2,871)    (7,296)    (7,000)

INCOME TAX BENEFIT                       ---      (1,148)       ---     (2,799)

NET LOSS                             $(4,266)    $(1,723)   $(7,296)  $ (4,201)

LOSS PER SHARE                       $ (0.07)    $ (0.03)   $ (0.13)  $  (0.08)

AVERAGE DILUTED COMMON SHARES         59,512      49,733     54,520     49,715



The accompanying notes are an integral part of these consolidated statements.


             EXECUTONE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                         Six Months Ended
 (In thousands)                                             June 30,
                                                         1999         1998
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                           $ (7,296)    $ (4,201)
   Adjustments to reconcile net loss to net cash used by
   operating activities:
     Depreciation and amortization                       1,644        1,777
     Income tax benefit not currently receivable           ---       (2,799)
     Noncash items, including noncash interest expense,
     noncash provision for losses on accounts receivable
     and income from equity investment                      78          165
   Gain on distributor note and warrant redemption      (1,161)         ---
   Change in working capital items:
     Accounts receivable                                  (628)       2,077
     Inventories                                         4,815       (3,094)
     Accounts payable and accruals                      (7,896)        (917)
     Restricted cash                                       ---        5,084
     Other working capital items                           454           48

 NET CASH USED BY OPERATING ACTIVITIES                  (9,990)      (1,860)

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                     (277)        (519)
   Investment in eLottery                               (1,929)      (3,770)
   Proceeds from distributor note and warrant redemption 9,261          ---
   Other, net                                              ---         (384)

 NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES        7,055       (4,673)

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under revolving credit facility            2,866        1,195
   Repayments of other long-term debt                     (514)        (571)
   Repurchase of stock                                  (1,340)         ---
   Proceeds from issuance of stock                         530           83

 NET CASH PROVIDED BY FINANCING ACTIVITIES               1,542          707

 DECREASE IN CASH AND CASH EQUIVALENTS                  (1,393)      (5,826)

 CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD         1,482        7,727

 CASH AND CASH EQUIVALENTS - END OF PERIOD            $     89     $  1,901


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

The Company's eLottery subsidiary (formerly named Unistar Gaming Corp.) develops, provides and maintains Internet, intranet and telephone communications, accounting, database and other applications and services for use by the domestic and international lottery market. eLottery's UniStar Entertainment subsidiary had the exclusive right to design, develop and manage the National Indian Lottery (NIL) of the Coeur d'Alene Tribe of Idaho (CDA). The NIL was operational beginning in January 1998. However, in response to an adverse legal opinion on December 17, 1998, eLottery and the CDA terminated the operations of the NIL and the US Lottery telephone and Internet operations managed by eLottery.

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

For the six-month periods ended June 30, 1999 and 1998, the Company made cash payments for income taxes of approximately
$55,000 and $59,000, respectively.

NOTE D - EARNINGS PER SHARE

Earnings per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents (which include stock options and warrants) outstanding during the periods. Common stock equivalents, the convertible preferred stock and the convertible debentures which are antidilutive have been excluded from the computations.

A reconciliation of the Company's loss per share calculations for the three-month and six-month periods ended June 30, 1999 and 1998, respectively, is as follows:

                                                                     Per Share
(in thousands, except for per share amounts)      Loss     Shares      Amount
For the three months ended June 30, 1999:
Basic and Diluted Loss Per Share:               $(4,266)   59,512    $(0.07)

For the three months ended June 30, 1998:
Basic and Diluted Loss Per Share:               $(1,723)   49,733    $(0.03)

For the six months ended June 30, 1999:
Basic and Diluted Loss Per Share:               $(7,296)   54,520    $(0.13)

For the six months ended June 30, 1998:
Basic and Diluted Loss Per Share:               $(4,201)   49,715    $(0.08)

The Company's Convertible Subordinated Debentures are convertible into approximately 1.5 million shares of common stock as of June 30, 1999. The shares issuable upon conversion of the Debentures were not included in the computation of diluted earnings per share because they would be antidilutive for each of the periods presented. Incremental common shares assumed to be issued for stock options totaling 1,530,000 and 75,000 shares for the three-month periods ended June 30, 1999 and 1998, respectively, were not included in the computation of diluted earnings per share due to the net losses for both periods. Corresponding amounts for the six-month periods ended June 30, 1999 and 1998 were 1,164,000 and 90,000 shares, respectively.

The convertible preferred stock issued in connection with the acquisition of eLottery was antidilutive, at issuance, and has been excluded from the above calculations. On April 13, 1999, the convertible preferred stock was redeemed (See Note G).

NOTE E - INVENTORIES

Inventories are stated at lower of first-in, first-out (FIFO) cost or market and consist of the following:

(amounts in thousands)             6/30/99        12/31/98
Raw Materials                     $  2,481       $  2,527
Finished Goods                      17,320         22,226
                                  $ 19,801       $ 24,753

NOTE F - eLOTTERY

Acquisition

On December 19, 1995, EXECUTONE Information Systems, Inc. (Executone) acquired 100% of the common stock of Unistar Gaming Corp. for common and preferred stock with a combined value of $12.7 million. In January 1999, Unistar Gaming Corp. changed its name to eLottery, Inc. (eLottery). Any reference herein to eLottery shall be deemed to include business conducted under the name Unistar Gaming Corp. eLottery's wholly-owned subsidiary, UniStar Entertainment, Inc. (UniStar Entertainment) had an exclusive five-year management agreement with the CDA, which was the primary asset acquired, to provide design, development, financial and management services to the NIL. The NIL was operational beginning in January 1998. However, in response to an adverse legal opinion on December 17, 1998, eLottery and the CDA terminated the operations of the NIL and the US Lottery telephone and Internet operations managed by eLottery.

The preferred stock consisted of 250,000 shares of Cumulative Convertible Preferred Stock, Series A (Series A Preferred Stock) and 100,000 shares of Cumulative Contingently Convertible Preferred Stock, Series B (Series B Preferred Stock). The Series A Preferred Stock was to earn dividends equal to 18.5% of the consolidated retained earnings of eLottery as of the end of a fiscal period, less any dividends paid to the holders of the Series A Preferred Stock prior to such date. The Series B Preferred Stock was to earn dividends equal to 31.5% of the consolidated retained earnings of eLottery as of the end of a fiscal period, less any dividends paid to the holders of the Series B Preferred Stock prior to such date. On April 7, 1999, the Company reached agreement with the preferred shareholders to accelerate redemption of the Series A and Series B preferred shares, with such shares actually being redeemed effective
April 13, 1999 (see Note G).

Legal and Other Risks

On October 16, 1995, the CDA filed an action entitled Coeur d'Alene Tribe v. AT&T Corp. in the Tribal Court, located in Plummer, Idaho (Case No. C195-097): (i) requesting a ruling that the NIL is legal under the federal Indian Gaming Regulatory Act of 1988 (IGRA), that IGRA preempts state laws on the subject of Indian gaming, that Section 1084 is inapplicable and that therefore the states lack authority to issue Section 1084 notification letters to any long-distance carrier; and (ii) seeking an injunction preventing AT&T from refusing to provide telephone service to the NIL. The CDA took the position that all NIL gaming activity was occurring on "Indian lands" as required by IGRA. On February 28, 1996, the Tribal Court ruled: (i) that all requirements of IGRA have been satisfied; (ii) that Section 1084 is inapplicable and the states lack jurisdiction to interfere with the NIL; and (iii) that AT&T cannot refuse service to the NIL. On July 2, 1997, the Tribal Appellate Court affirmed the lower Tribal Court's May 1, 1996 ruling and analysis upholding the CDA's right to conduct the NIL telephone lottery. On
August 22, 1997, AT&T filed a complaint for declaratory judgment against the CDA in the U. S. District Court for the District of Idaho, to obtain a federal court ruling on the validity and enforceability of the Tribal Court ruling. On December 17, 1998, that Court issued an opinion and order denying the motions and counter-claims of the CDA and granting declaratory judgment in favor of AT&T upholding the position of AT&T and overruling the decisions of the Tribal Courts. In response to that decision, eLottery and the CDA terminated operations of the NIL and the US Lottery. The CDA has appealed the District Court decision; however, eLottery is not participating in or funding any appeal of this ruling.

On September 14, 1998, the CDA, eLottery and representatives of the U.S. Department of Justice had discussions regarding a declaratory judgment to be sought jointly from the U.S. District Court for the District of Idaho as to whether the operation of the NIL is legal under 18 U.S.C. Sections 1952 and 1955. eLottery was informed that the Department of Justice views such operation to be in violation of such statutes. The Department of Justice proposed that the parties file a joint stipulation of facts and cross-motions for summary judgment in the declaratory judgment action. On December 17, 1998, the Idaho Federal District Court issued an opinion and order granting declaratory judgment in favor of AT&T in the action styled AT&T v. Coeur d' Alene Tribe. In response to that decision, eLottery and the CDA terminated operation of the NIL and the US Lottery. In light of the ruling of the U.S. District Court of Idaho and the termination of the NIL and the US Lottery, eLottery has requested confirmation from the Department of Justice that no further action will be taken.

On May 28, 1997, the Attorney General of the State of Missouri brought an action in the Circuit Court of Jackson County, Missouri, against the CDA and UniStar Entertainment seeking to enjoin the NIL games offered over the Internet. The complaint also sought civil penalties, attorneys fees and court costs. The complaint alleged that the NIL violated Missouri anti-gambling laws and that the marketing of the games violated the Missouri Merchandising Practices Act. UniStar Entertainment and the CDA removed the case to the U.S. District Court for the Western District of Missouri. After the Court denied the State's motion to remand and dismissed the CDA on the basis of sovereign immunity, the State dismissed Unistar Entertainment without prejudice.

On January 29, 1998, the State of Missouri filed in state court a new lawsuit against Unistar Entertainment, Executone and two tribal officials. This lawsuit essentially repeated the allegations from the State's first lawsuit and was likewise removed to federal court. Following a decision by the Eighth Circuit Court of Appeals in the State's first lawsuit, which held that the existence of federal subject matter jurisdiction over Missouri's lawsuits depends on whether the gaming activities of the NIL occurred on Indian lands, a hearing on that issue has been scheduled for September 25, 1999. Unistar Entertainment and Executone have filed motions to dismiss based on sovereign immunity and lack of personal jurisdiction. These motions are pending.

On September 15, 1997, the State of Wisconsin, by its Attorney General, filed an action in the Wisconsin State Circuit Court for Dane County against Executone, UniStar Entertainment and the CDA to permanently enjoin the NIL games offered over the Internet. The complaint alleged that the NIL violated Wisconsin anti-gambling laws and that the legality of the NIL was misrepresented to Wisconsin residents in violation of state law. In addition to an injunction, the suit sought restitution, civil penalties, attorneys' fees and court costs. Executone, UniStar Entertainment and the CDA removed the case to the U.S. District Court in Wisconsin, and the District Court dismissed the CDA from the case based on sovereign immunity and dismissed Executone based on the State's failure to state a claim against Executone. In June 1999, the State of Wisconsin dismissed the litigation against eLottery based upon eLottery's refund of customer balances after termination of the NIL and its agreement not to offer a similar lottery to Wisconsin residents in the future, absent a court ruling as to its legality.

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

In February 1997, the Company signed agreements with Virtual Gaming Technologies (formerly Internet Gaming Technologies (IGT)) and CasinoWorld Holdings, Ltd. (CWH). The agreements required the Company to invest $700,000 in IGT common stock in September 1996 under a previous agreement. In addition, the Company was granted a 200,000-share, five-year option set at 15% more than the price per share on the initial investment, or $3.45 per share. CWH provided project management services overseeing the development of the software for the NIL, with the Company contracting independently for system software development. The Company acquired all hardware for the system without financial obligation by either IGT or CWH. Approximately $800,000 in hardware costs were incurred as of June 30, 1999.

The investment in IGT is being accounted for under the cost method. All hardware costs incurred are being capitalized and depreciated over the useful life of the assets. As of June 30, 1999, approximately $3.4 million has been spent on software development. Such payments are being capitalized and depreciated over a five-year period.

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

The offer from management was approximately $70 million and is subject to a number of conditions including negotiation of a definitive agreement, financing, the waiver or expiration of a pre-existing right of first offer, and approval of the Executone shareholders. A final decision as to the method of divesting this business has not been made by the Board. The Company expects to recognize a gain on the transaction, which may be deferred over some undetermined future period, dependent upon the final terms.

The proceeds of any sale will remain in the Company to help it accelerate the achievement of eLottery's business plans. At the conclusion of the transaction and subject to shareholder approval, Executone would be renamed eLottery, Inc. eLottery's activities to date have been primarily related to the organization of the company, developing the business and gaming systems necessary to operate a national telephone lottery and the USlottery.com Internet site and preparing a marketing plan for selling its technology to entities licensed to sell lottery tickets. With the termination of operations of the NIL and the divestiture of the core telephony and healthcare businesses, eLottery expects to derive its future revenues from acting as an Internet retailer of lottery products for legally authorized entities, the sale or licensing of the technology it has developed and advertising on its Internet web site, eLotteryWorld.com and Internet web sites offering game-based entertainment. eLottery has yet to record any revenue.

On April 13, 1999, as part of its plan to separate its telephony and healthcare businesses from eLottery, the Company accelerated the redemption of its Series A and Series B preferred stock. Upon redemption, the preferred shares were redeemed for 13.3 million shares of common stock, or approximately 21% of eLottery's common stock, and are no longer entitled to receive a total of 50% of eLottery's retained earnings as preferred dividends.

NOTE H - SEGMENTS

The Company's reportable business segments provide products and services, which are marketed through both retail and independent distribution channels. These businesses are managed and reported separately because they serve distinct markets.

                                 Computer
(amounts in thousands)          Telephony    Healthcare   eLottery   Corporate   Totals
Three months ended June 30, 1999
Revenue                         $ 23,673     $  8,528      $    --    $   --    $ 32,201
Segment Income (Loss)                226       (1,398)        (896)   (1,533)     (3,601)

Three months ended June 30, 1998
Revenue                         $ 24,554     $ 10,153      $    --    $   --    $ 34,707
Segment Income (Loss)                209          (92)        (219)     (179)       (281)

Six months ended June 30, 1999
Revenue                         $ 46,928     $ 17,022      $    --    $   --    $ 63,950
Segment Income (Loss)                786       (3,231)      (1,551)   (3,067)     (7,063)

Six months ended June 30, 1998
Revenue                         $ 49,262     $ 19,348      $    --    $   --    $ 68,610
Segment Loss                        (153)        (836)        (413)     (179)     (1,581)


The following reconciles the Company's segment loss to the reported net loss for the three-month and six-month periods ended
June 30, 1999 and 1998:

                         Three-Month Period         Six-Month Period
                           Ended June 30,             Ended June 30,
(amounts in thousands)   1999         1998           1999       1998
Total segment loss    $ (3,601)   $   (281)       $ (7,063) $ (1,581)
Special charges             --      (2,139)             --    (4,483)
Interest expense          (723)       (538)         (1,476)   (1,046)
Other income, net           58          87           1,243       110
Income tax benefit          --       1,148              --     2,799
Net loss              $ (4,266)   $ (1,723)       $ (7,296) $ (4,201)

Corporate assets were reduced by approximately $8.0 million during the first quarter of 1999 due to the repayment of the note receivable from Claricom and the redemption of Claricom warrants issued to the Company (See Note I).

NOTE I - OTHER MATTERS

For the six-month periods ended June 30, 1999 and 1998, respectively, the Company made cash payments of approximately
$1.2 million and $0.9 million for interest expense on indebtedness.

During the six-month periods ended June 30, 1999 and 1998, respectively, noncash financing activities included capital lease obligations incurred in connection with computer software and equipment acquisitions of $0.6 million and $0.5 million.

For the six-month periods ended June 30, 1999 and 1998, the Company had two individual customers, each of which generated in excess of 10% of the Company's revenues. Both customers are included in the Computer Telephony segment. One customer accounted for $7.8 million in sales in both the 1999 and 1998 periods. The second customer accounted for $7.2 million and $6.7 million for the same periods, respectively.

On February 26, 1999, the Company received $9.3 million from Claricom as payment for Claricom's outstanding $5.9 million junior subordinated note plus interest, along with the redemption of the warrants issued to the Company as part of the sale of the direct offices in 1996. As a result, the Company recorded a gain of $1.2 million during the first quarter of 1999. The gain is included in other income, net.

The Company recorded a total of $9.0 million in reorganization and other special charges during the year ended December 31, 1998, of which $4.5 million was recorded during the first six months of 1998. At June 30, 1999, the remaining reserve balance associated with these charges was $2.6 million. These amounts will be paid during 1999, with the exception of $1.5 million related to the patent litigation settlement, which will be paid subsequent to December 31, 1999.

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

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis explains trends in the Company's financial condition and results of operations for the three-month and six-month periods ended June 30, 1999 compared with the same periods last year. It is intended to help shareholders and other readers understand the dynamics of the Company's business and the key factors underlying its financial results. This discussion should be read in conjunction with the consolidated financial statements and notes included elsewhere in this Form 10-Q, and with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1998. Management believes that certain statements in this management's discussion and analysis constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections about the industries in which the Company operates, management's beliefs and assumptions made by management. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and assumptions include, among others, the following: general economic and business conditions; demographic changes; import protection and regulation; rapid technology development and changes; timing of product introductions; the mix of products/services; industry capacity and other industry trends; and the ability of the Company to attract and retain key employees.

OVERVIEW

The Company develops, markets and supports voice and data communications and information systems. Products and services include telephone systems, voice mail systems, inbound and outbound call center systems and specialized healthcare communications and workflow management systems. The Company's products are sold under the EXECUTONE, INFOSTAR, IDS, LIFESAVER and INFOSTAR/ILS brand names through a national network of independent distributors and company direct sales and service employees. The Company's eLottery subsidiary (formerly named Unistar Gaming Corp.) develops, provides and maintains Internet, intranet and telephone communications, accounting, database and other applications and services for use by the domestic and international lottery market. eLottery's UniStar Entertainment subsidiary had the exclusive right to design, develop and manage the National Indian Lottery (NIL) of the Coeur d'Alene Tribe of Idaho (CDA). The NIL was operational beginning in January 1998. However, in response to an adverse legal opinion on December 17, 1998, eLottery and the CDA terminated the operations of the NIL and US Lottery telephone and Internet operations managed by eLottery.

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

DIVESTITURE OF CORE TELEPHONY AND HEALTHCARE BUSINESSES

On March 29, 1999, the Company announced that it planned to divest its core telephony and healthcare businesses and change the name of the Company to eLottery, Inc. Since that time, the Special Committee of the Board of Directors has received multiple expressions of interest including the previously announced offer from management and is in the process of evaluating these offers and negotiating final terms. The Board has not made a final decision as to the method of divesting this business. The proceeds of any sale will remain in the public company to help it accelerate the achievement of eLottery's business plans. When the terms of the sale are finalized, it will be submitted for shareholder approval.

On April 13, 1999, as part of its plan to separate its telephony and healthcare businesses from eLottery, the Company accelerated the redemption of its Series A and Series B preferred stock. All of the Company's preferred shares were redeemed for approximately
13.3 million common shares. The Company believes this transaction has simplified its capital structure and aligned the interests of the former preferred and current common shareholders.

RESULTS OF OPERATIONS

During the three-month and six-month periods ended June 30, 1999, revenue, operating income and net income all declined from the comparable periods in 1998 as the Company continued the re-engineering program that commended in December 1998 and completed the installation of new integrated enterprise business software. Revenue was below expectations, but the Company was able to reduce expenses more rapidly than expected as a result of the re-engineering program.

Revenues for the second quarter of 1999 were $32.2 million, with an operating loss of $3.6 million and a net loss of $4.3 million or ($.07) per common share. Revenues for the second quarter of 1998 were $34.7 million, with an operating loss of $2.4 million and a net loss of $1.7 million or ($.03) per common share. For the six-month period ended June 30, 1999, revenues were $64.0 million, with an operating loss of $7.1 million and a net loss of $7.3 million or ($.13) per common share. For the same period in 1998, revenues were $68.6 million, with an operating loss of $6.1 million and a net loss of $4.2 million or ($.08) per common share. The 1998 results include $2.1 million and $4.5 million in special charges for the three-month and six-month periods ended June 30, 1998, respectively, covering severance and benefits continuation costs.

The 1999 revenue declines compared to the 1998 periods are largely the result of the discontinuation of quarter-ending, distributor-focused sales incentives in the third quarter of 1998, along with certain start-up problems in production planning and shipping encountered in June during the Company's first month using its new integrated business software system. Operating expenses include one-time charges for professional fees associated with the Company's re-engineering program ($1.5 million in the second quarter of 1999 and $3.1 million for the year-to-date) and related travel, training and contract labor to backfill for Company employees engaged in re-engineering and software implementation ($1.0 million in the second quarter and $1.4 million for the year to date) as well as a significant ramp up in eLottery development spending. Excluding these one-time expenses, operating expenses for the Company declined about $1.2 million for the second quarter of 1999 and $1.8 million for the 1999 year-to-date.

REVENUE

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

In the second quarter of 1999, Computer Telephony revenues decreased $0.9 million, or 4%, compared to the same quarter last year. For the six-month period ended June 30, 1999, Computer Telephony revenues declined $2.3 million or almost 5% compared to the same period in 1998. For both the 1999 periods, the decreases were primarily a result of lower sales to the wholesale channel. Beginning with the third quarter of 1998, the Company changed its business practice of offering distributor-focused sales incentives at the end of each quarter. Sales incentives are now designed to stimulate end-user demand with the intent of creating value for both the end user and the distributor. In addition, the conversion to the new software in June 1999 resulted in significant equipment backorders at the end of the quarter. The Company estimates that nearly $2 million in Computer Telephony revenue was missed during the quarter, most of which is expected to be recovered in the second half of the year.

Healthcare

Healthcare products range from traditional nurse call systems, intercoms and room status indicators to more sophisticated patient reporting systems, infrared locating systems and wireless technologies. All of these products can be integrated to enhance a facility's communications and information networking. Healthcare customers include hospitals, surgical centers, nursing homes and assisted living centers.

Healthcare reported $1.6 million lower sales for the second quarter of 1999 compared to the same period in 1998, and $2.3 million lower sales for the 1999 year-to-date compared to the same period in 1998. Compared to the prior year periods, the lower revenue reflects lower new order booking as a result of the increased sales force turnover that resulted from the Company's efforts to offer the business for sale during 1998 and the change in business practice away from supply push distributor incentive programs. Second quarter and year-to-date revenue were also affected by approximately $0.5 million in backorders and shipping delays associated with the software conversion. It is expected that this missed revenue will be recovered in the next quarter.

GROSS PROFIT

Gross profit for the second quarter of 1999 was $10.2 million or
31.7 % of revenue, compared to $11.9 million or 34.1% of revenue
for the same quarter last year.   On a year-to-date basis, gross
profit for 1999 was $20.6 million or 32.2% of revenue compared to $22.7 million or 33.1% of revenue for 1998. Pricing margins (revenue less direct cost of sales) remained fairly constant. However, the Company incurred higher period costs for the training and data conversion associated with the implementation of the new software package, along with temporary labor to assist on installations while individuals were being trained on the new system. In addition, the Company's program to reduce its inventories to more reasonable levels resulted in a lower absorption of fixed overhead in its manufacturing facility.

OPERATING EXPENSES

Product development expenses were $2.0 million for the second quarter of 1999, a decrease of approximately $0.5 million from the same quarter last year. For the year to date, product development expenses for 1999 were $4.4 million, a decrease of approximately $0.7 million from the 1998 period. The Company continues to focus its product development priorities resulting in lower headcount and lower overall costs.

Selling, general and administrative expenses were $11.8 million, or 36.7% of revenue for the second quarter of 1999, compared to $9.6 million or 27.6% of revenue for the same period in 1998. Year-to-date, selling general and administrative expenses for 1999 were $23.3 million or 36.4% compared to $19.2 million or 28.0% in 1998. The increases over the 1998 periods are primarily due to professional fees incurred to help the Company re-engineer its business processes of $1.5 million for the second quarter and $3.0 million for the year to date. eLottery expenses increased approximately $0.6 million during the second quarter of 1999 compared to the same period last year (an increase of $1.1 million on a year-to-date basis) due to the Company's efforts to develop and market eLottery's products, along with the Company's practice in the first and second quarters of 1998 of charging the NIL for personnel expenses which, with the termination of the NIL, are now included in the Company's expenses.

Excluding the effect of the special charges, eLottery expenditures and the consulting fees incurred in re-engineering the Company's business processes, 1999 operating expenses for the second quarter and year-to-date decreased $1.2 million and $1.8 million, respectively, compared to the same periods in 1998. This reflects the impact of the Company's cost reduction efforts and is expected to continue through the end of 1999.

SPECIAL CHARGES

As a result of actions taken by the Company to improve its business processes, including significant changes in its senior management structure, along with a provision for a patent litigation settlement, the Company recorded a total of $9.0 million in reorganization and other special charges during year ended December 31, 1998, of which $4.5 million was recorded during the first six months of 1998. At June 30, 1999, the remaining reserve balance associated with these charges was $2.6 million. These amounts will be paid during 1999, with the exception of $1.5 million related to the patent litigation settlement, which will be paid subsequent to December 31, 1999.

INTEREST AND OTHER EXPENSE

Interest expense for the second quarter of 1999 increased $0.2 million compared to the same period in 1998. Year-to-date, interest expense in 1999 was $0.4 million higher than in 1998. The increases are due to higher levels of bank borrowings in 1999 compared to the previous year. Other income, net, for the second
quarter was comparable to the prior year.   Year-to-date, other
income, net increased $1.2 million compared to the same period in 1998 due to a nonrecurring $1.2 million gain on the receipt of payment from Claricom on the $5.9 million junior subordinated note plus interest, along with the redemption of the warrants held by the Company.

eLOTTERY

On December 19, 1995, EXECUTONE Information Systems, Inc. (Executone) acquired 100% of the common stock of Unistar Gaming Corp. for common and preferred stock with a combined value of $12.7 million. In January 1999, Unistar Gaming Corp. changed its name to eLottery, Inc. (eLottery). Any reference herein to eLottery shall be deemed to include business conducted under the name Unistar Gaming Corp. eLottery's wholly-owned subsidiary, UniStar Entertainment, Inc. (UniStar Entertainment) had an exclusive five-year management agreement with the CDA, which was the primary asset acquired, to provide design, development, financial and management services to the National Indian Lottery. The NIL was operational beginning in January 1998. However, in response to an adverse legal opinion on December 17, 1998, eLottery and the CDA terminated the operations of the NIL and the US Lottery telephone and Internet operations managed by eLottery.

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

During the first six months of 1999, the Company incurred approximately $2.9 million in cash expenditures related to
eLottery.   Of that amount, approximately $1.4 million related to
the termination of NIL operations, including payment of outstanding invoices, shutdown costs and severance and other charges. The Company estimates an additional $0.2 million remaining in NIL-related charges, all of which is expected to be paid during the third quarter of 1999. eLottery's net loss for 1999 year-to-date is $1.5 million, consisting primarily of expenses for the development and marketing of its products and other operating expenses.

With the termination of the NIL and US Lottery, the Company continues to face certain legal and other risks. See the Notes to Consolidated Financial Statements for a discussion of the legal issues, which could impact the Company and its eLottery business.

YEAR 2000

Status

The Company has completed a review of its computer systems to identify systems that could be affected by the "Year 2000" issue. Systems that do not properly recognize information after December 31, 1999 could generate erroneous data or fail. Effective June 30, 1999, as part of its long-term information systems plan, the Company converted to a new and more comprehensive software system for its information technology (IT) infrastructure. Including installation and data conversion costs, the Company spent approximately $2.7 million on the new system, which is now operational. The costs for the new system will be capitalized and depreciated over the expected service life of the system beginning in July 1999.

Management believes that the conversion to new software will resolve the Year 2000 issue as it relates to its IT infrastructure. There are several peripheral systems that will not be replaced by the new software. These systems are being made compliant using the Company's internal resources, which have been redeployed from other projects. The remedial effort for such systems is complete, with the exception of one subsystem which was originally scheduled to be upgraded to a newer release. The Company has decided to not purchase an upgraded version of the software and will update the current system using internal resources to make it Year 2000 compliant. The conversion is expected to be complete early in the fourth quarter and is expected to cost no more than $25,000, most of which is expected to be incurred during the third quarter of 1999. Such amounts will be expensed as incurred.

For non-IT systems (non-information technology that typically includes imbedded technology such as micro-controllers), the Company has reviewed its production and other equipment and determined that there are no significant Year 2000 issues. The Company continues to seek representations and assurances from its key vendors regarding timely Year 2000 compliance. Other than such surveys of its vendors, the Company has not made an assessment as to whether any of its suppliers or service providers will be affected by the date change.

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

Contingency Plan

The Company has formed a project team to develop a contingency plan to deal with unforeseen conversion failures. The plan will include the identification of a team of employees to be on call during the millennium change to monitor key systems, providing for backup power sources, data retention and recovery procedures for critical business data and operational plans to address potential delays in product supply from vendors. The contingency plan is expected to be in place by the end of the third quarter of 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity is represented by cash, cash equivalents and cash availability under its existing credit facilities. The
Company's liquidity was approximately $5 million as of June 30, 1999 and $10 million as of December 31, 1998.

At June 30, 1999 and December 31, 1998, cash and cash equivalents amounted to $0.1 million and $1.5 million, respectively, a decrease of $1.4 million. The decrease was mainly due to the funding of the Company's operating losses, along with additional expenditures to fund eLottery development expenses and the termination of NIL operations and the repurchase of stock, partially offset by a nonrecurring cash receipt from Claricom (see below) and additional borrowings from the Company's credit facility.

The Company used $10.0 million in its operating activities during the first six months of 1999 compared to $6.9 million in cash used by operations for the same period in 1998, excluding the March 1998 release of $5.1 million held in escrow since the sale of the direct offices in 1996. The increase in funds used by operating activities is primarily due to the funding of the 1999 operating loss and the reduction in the Company's accounts payable and accrued liabilities. This was partially offset by the positive cash impact of the inventory reductions during the first six months of 1999.

Cash provided by investing activities totaled $7.1 million for the first six months of 1999, compared to $4.7 million of cash used during the same period last year. The increase in cash provided by investing activities is primarily due to a nonrecurring cash receipt from Claricom. On February 26, 1999, the Company received $9.3 million from Claricom as payment for Claricom's outstanding $5.9 million junior subordinated note plus interest, along with the redemption of the warrants issued to the Company as part of the sale of the direct offices in 1996. The Company used the proceeds to reduce outstanding bank borrowings and accounts payable.

The Company generated $1.5 million in cash from financing activities during the first six months of 1999. Borrowings for the first six months of 1999 increased by $2.9 million. An additional $0.5 million was generated by the issuance of common shares. Cash was used to repurchase 420,000 shares of the Company's common stock for $1.3 million and to repay other long-term debt totaling $0.5 million. During the same period in 1998, the Company borrowed $1.2 million from its credit facility and used
$0.6 million in cash in its other financing activities, primarily for debt repayment.

Total debt as of June 30, 1999 was $27.6 million, an increase of $3.1 million from $24.5 million at December 31, 1998. The increase is a result of an additional $2.9 million in bank borrowings, $0.6 million in connection with the acquisition of a new computer software system, along with an increase in the carrying value of the convertible subordinated debentures of $0.1 million due to accretion. Debt payments totaled $0.5 million during the first six months of 1999.

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


               EXECUTONE Information Systems, Inc.



Dated:    August 13, 1999          /s/ Stanley J. Kabala
                                   Stanley J. Kabala
                                   Chairman, President and
                                   Chief Executive Officer



Dated:    August 13, 1999          /s/ Edward W. Stone
                                   Edward W. Stone
                                   Senior Vice President and
                                   Chief Financial Officer