Form 10-Q
period 1999-09-30
EXECUTONE INFORMATION SYSTEMS INC
filed 1999-11-15
CIK 725282

EXECUTONE INFORMATION SYSTEMS, INC.- 10-Q - 9/30/99


                              FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1999

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

The number of shares outstanding of registrant's Common Stock, $.01 par value per share, as of October 31, 1999 was 63,004,953.

                              INDEX



EXECUTONE Information Systems, Inc.

                                                             Page #
PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements

          Consolidated Balance Sheets -
          September 30, 1999 and December 31, 1998.            3

          Consolidated Statements of Operations -
          Three Months and Nine Months Ended
          September 30, 1999 and 1998.                         4

          Consolidated Statements of Cash Flows -
          Nine Months Ended September 30, 1999 and 1998.       5

          Notes to Consolidated Financial Statements.          6


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations       14


PART II.  OTHER INFORMATION                                   21

          SIGNATURES                                          22

                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

      EXECUTONE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                                          September 30,   December 31,
(In thousands, except for share amounts)     1999            1998
                                          (Unaudited)
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents               $    1,219      $    1,482
 Accounts receivable, net of
   allowance of $1,281 and $1,720            30,320          25,531
 Inventories                                 21,905          24,753
 Prepaid expenses and other current assets    4,339           4,966
Total Current Assets                         57,783          56,732

PROPERTY AND EQUIPMENT, net                  12,114          10,604
INTANGIBLE ASSETS, net                        3,698           3,795
DEFERRED TAXES                               22,811          22,811
OTHER ASSETS                                  6,809          16,363
                                         $  103,215      $  110,305

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current portion of long-term debt       $    1,107      $      856
 Accounts payable                            19,195          18,093
 Accrued payroll and related costs            4,259           3,969
 Accrued liabilities                         11,944          15,046
 Deferred revenue and customer deposits       2,198           2,439
       Total Current Liabilities             38,703          40,403

LONG-TERM DEBT                               30,146          23,693
OTHER LONG-TERM LIABILITIES                   1,445           2,445
       TOTAL LIABILITIES                     70,294          66,541

STOCKHOLDERS' EQUITY:
 Common stock: $.01 par value; 80,000,000 shares
   authorized; 63,004,953 and 49,834,807 issued
   and outstanding                              630             498
 Preferred stock                                 --           7,300
 Additional paid-in capital                  78,413          71,624
 Accumulated deficit                        (46,122)        (35,658)
       Total Stockholders' Equity            32,921          43,764
                                         $  103,215      $  110,305

The accompanying notes are an integral part of these consolidated balance sheets.

          EXECUTONE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)

(In thousands, except for            Three Months Ended     Nine Months Ended
 per share amounts)                     September 30,         September 30,
                                      1999       1998        1999      1998
REVENUES                           $ 32,872   $ 33,605    $ 96,822   $102,215

COST OF REVENUES                     23,581     23,159      66,959     69,081
 Gross Profit                         9,291     10,446      29,863     33,134

OPERATING EXPENSES:
 Product development and engineering  2,360      2,413       6,721      7,466
 Selling, general and administrative  9,260     10,327      32,534     29,543
 Provision for special charges          ---        860         ---      5,343
                                     11,620     13,600      39,255     42,352

OPERATING LOSS                       (2,329)    (3,154)     (9,392)    (9,218)

INTEREST EXPENSE                       (845)      (664)     (2,321)    (1,710)
OTHER INCOME, net                         6        236       1,252        346

LOSS BEFORE TAXES                    (3,168)    (3,582)    (10,461)   (10,582)

INCOME TAX BENEFIT                      ---     (1,433)        ---     (4,232)

NET LOSS                           $ (3,168)  $ (2,149)   $(10,461)  $ (6,350)

LOSS PER SHARE                     $  (0.05)  $  (0.04)   $  (0.18)  $  (0.13)

AVERAGE DILUTED COMMON SHARES        62,961     49,801      57,334     49,744






The accompanying notes are an integral part of these consolidated statements.


             EXECUTONE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                        Nine Months Ended
 (In thousands)                                            September 30,
                                                         1999         1998
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                          $ (10,461)  $  (6,350)
   Adjustments to reconcile net loss to net cash used by
   operating activities:
     Depreciation and amortization                       2,671       2,661
     Income tax benefit not currently receivable           ---      (4,232)
     Noncash items, including noncash interest expense,
     noncash provision for losses on accounts receivable
     and income from equity investment                     (26)        250
   Gain on distributor note and warrant redemption      (1,161)        ---
   Change in working capital items:
     Accounts receivable                                (4,734)      3,825
     Inventories                                         2,712      (2,665)
     Accounts payable and accruals                      (1,273)     (4,096)
     Restricted cash                                       ---       5,084
     Other working capital items                           664        (135)

 NET CASH USED BY OPERATING ACTIVITIES                 (11,608)     (5,658)

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                   (1,448)       (726)
   Investment in eLottery                               (2,634)     (5,842)
   Proceeds from distributor note and warrant redemption 9,261         ---
   Other, net                                              758        (302)

 NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES        5,937      (6,870)

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under revolving credit facility            6,757       8,410
   Repayments of other long-term debt                     (772)       (841)
   Repurchase of stock                                  (1,341)       (148)
   Proceeds from issuance of stock                         764         191

 NET CASH PROVIDED BY FINANCING ACTIVITIES               5,408       7,612

 DECREASE IN CASH AND CASH EQUIVALENTS                    (263)     (4,916)

 CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD         1,482       7,727

 CASH AND CASH EQUIVALENTS - END OF PERIOD           $   1,219   $   2,811


 The accompanying notes are an integral part of these consolidated statements.

      EXECUTONE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

NOTE A - NATURE OF THE BUSINESS AND FORMATION OF THE COMPANY

EXECUTONE Information Systems, Inc. (the Company) develops, markets and supports voice and data communications and information systems. Products and services include telephone systems, voice mail systems, inbound and outbound call center systems and specialized healthcare communications and workflow management systems. Products and services are sold under the EXECUTONE, INFOSTAR, IDS, LIFESAVER and INFOSTAR/ILS brand names through a national network of independent distributors and direct sales and service employees. The Company's products are manufactured primarily in the United States and China.

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

NOTE C - INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." The deferred tax asset represents the benefits that are more likely than not to be realized from the utilization of pre- and post-acquisition tax benefit carryforwards, which include net operating losses, tax credits and the excess of tax bases over the fair value of the net assets of the Company.

For the nine-month periods ended September 30, 1999 and 1998, the Company made cash payments for income taxes of approximately
$57,000 and $75,000, respectively.

NOTE D - EARNINGS PER SHARE

Earnings per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents (which include stock options and warrants) outstanding during the periods. Common stock equivalents, the convertible preferred stock and the convertible debentures which are antidilutive have been excluded from the computations.

A reconciliation of the Company's loss per share calculations for the three-month and nine-month periods ended September 30, 1999 and 1998, respectively, is as follows:

                                                                     Per Share
(in thousands, except for per share amounts)         Loss    Shares    Amount
For the three months ended September 30, 1999:
Basic and Diluted Loss Per Share:                $ (3,168)   62,961    $(0.05)

For the three months ended September 30, 1998:
Basic and Diluted Loss Per Share:                $ (2,149)   49,801    $(0.04)

For the nine months ended September 30, 1999:
Basic and Diluted Loss Per Share:                $(10,461)   57,334    $(0.18)

For the nine months ended September 30, 1998:
Basic and Diluted Loss Per Share:                $ (6,350)   49,744    $(0.13)

The Company's Convertible Subordinated Debentures are convertible into approximately 1.5 million shares of common stock as of September 30, 1999. The shares issuable upon conversion of the Debentures were not included in the computation of diluted earnings per share because they would be antidilutive for each of the periods presented. Incremental common shares assumed to be issued for stock options totaling 1,127,563 and 30,724 shares for the three-month periods ended September 30, 1999 and 1998, respectively, were not included in the computation of diluted earnings per share due to the net losses for both periods. Corresponding amounts for the nine-month periods ended September 30, 1999 and 1998 were 1,256,674 and 129,688 shares, respectively.

The convertible preferred stock issued in connection with the acquisition of eLottery was antidilutive, at issuance, and has been excluded from the above calculations. On April 13, 1999, the convertible preferred stock was redeemed (See Note G).

NOTE E - INVENTORIES

Inventories are stated at lower of first-in, first-out (FIFO) cost or market and consist of the following:

(amounts in thousands)             9/30/99        12/31/98
Raw Materials                     $  2,523       $  3,339
Finished Goods                      19,382         21,414
                                  $ 21,905       $ 24,753

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

Legal and Other Risks

On October 16, 1995, the CDA filed an action entitled Coeur d'Alene Tribe v. AT&T Corp. in the Tribal Court, located in Plummer, Idaho (Case No. C195-097): (i) requesting a ruling that the NIL is legal under the federal Indian Gaming Regulatory Act of 1988 (IGRA), that IGRA preempts state laws on the subject of Indian gaming, that Section 1084 is inapplicable and that therefore the states lack authority to issue Section 1084 notification letters to any long-distance carrier; and (ii) seeking an injunction preventing AT&T from refusing to provide telephone service to the NIL. The CDA took the position that all NIL gaming activity was occurring on "Indian lands" as required by IGRA. On February 28, 1996, the Tribal Court ruled: (i) that all requirements of IGRA have been satisfied; (ii) that Section 1084 is inapplicable and the states lack jurisdiction to interfere with the NIL; and (iii) that AT&T cannot refuse service to the NIL. On July 2, 1997, the Tribal Appellate Court affirmed the lower Tribal Court's
May 1, 1996 ruling and analysis upholding the CDA's right to conduct the NIL telephone lottery. On
August 22, 1997, AT&T filed a complaint for declaratory judgment against the CDA in the U. S. District Court for the District of Idaho, to obtain a federal court ruling on the validity and enforceability of the Tribal Court ruling. On December 17, 1998, that Court granted declaratory judgment in favor of AT&T overruling the decisions of the Tribal Courts. In response to that decision, eLottery and the CDA terminated operations of the NIL and the US Lottery. The CDA has appealed the District Court decision; however, eLottery is not participating in or funding any appeal of this ruling.

On September 14, 1998, the CDA, eLottery and representatives of the U.S. Department of Justice had discussions regarding a declaratory judgment to be sought jointly from the U.S. District Court for the
District of Idaho as to whether the operation of the NIL is legal under 18 U.S.C. Sections 1952 and 1955.
eLottery was informed that the Department of Justice viewed such operation to be in violation of such statutes. The Department of Justice proposed that the parties file a joint stipulation of facts and cross-motions for summary judgment in the declaratory judgment action. On December 17, 1998, the Idaho Federal District Court issued an opinion and order granting declaratory judgment in favor of AT&T in the action styled AT&T v. Coeur d' Alene Tribe. In response to that decision, eLottery and the CDA terminated operation of the NIL and the US Lottery. In light of the ruling of the U.S. District Court of Idaho and the termination of the NIL and the US Lottery, eLottery has requested confirmation from the Department of Justice that no further action will be taken.

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

On January 29, 1998, the State of Missouri filed in state court a new lawsuit against Unistar Entertainment, Executone and two tribal officials. This lawsuit essentially repeated the allegations from the State's first lawsuit and was likewise removed to federal court. Following a decision by the Eighth Circuit Court of Appeals in the State's first lawsuit, which held that the existence of federal subject matter jurisdiction over Missouri's lawsuits depends on whether the gaming activities of the NIL occurred on Indian lands, a hearing on that issue was scheduled for September 25, 1999. Rather than incur the legal fees to continue to dispute jurisdiction, in September 1999, UniStar Entertainment and Executone consented to the state's motion for remand of the case to state court.

On September 15, 1997, the State of Wisconsin filed an action in the Wisconsin State Circuit Court against Executone, UniStar Entertainment and the CDA to permanently enjoin the NIL games offered over the Internet. The complaint alleged that the NIL violated Wisconsin anti-gambling laws and that the legality of the NIL was misrepresented to Wisconsin residents in violation of state law. In June 1999, the State of Wisconsin dismissed the litigation against eLottery based upon eLottery's refund of customer balances after termination of the NIL and its agreement not to offer a similar lottery to Wisconsin residents in the future, absent a court ruling as to its legality.

Investment in eLottery

The Company periodically evaluates the recoverability of its investment in eLottery in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets" by projecting future undiscounted net cash flows for the underlying businesses. If the sum of such cash flows is not sufficient to recover the Company's investment in eLottery, projected cash flows would then be discounted and the carrying value of Company's investment would be adjusted accordingly. On December 17, 1998, the United States District Court for the District of Idaho ruled in the case of AT&T vs. Coeur d'Alene Tribe that the orders previously issued by the Tribal Court upholding the legality of the US Lottery were erroneous (see Legal and Other Risks for a description of the litigation). In response to this legal decision, eLottery and the CDA terminated operation of the NIL and the US Lottery in every state where it had been offered. Management determined that all of eLottery's assets related to the NIL were impaired and were written down to zero during the fourth quarter of 1998. All of the Company's remaining investment in eLottery relates to its business as an Internet retailer of lottery products for legally authorized entities.

In February 1997, the Company signed agreements with Virtual Gaming Technologies (formerly Internet Gaming Technologies (IGT)) and CasinoWorld Holdings, Ltd. (CWH). The agreements required the Company to invest $700,000 in IGT common stock in September 1996 under a previous agreement. In addition, the Company was granted a 200,000-share, five-year option set at 15% more than the price per share on the initial investment, or $3.45 per share. CWH provided project management services overseeing the development of the software for the NIL, with the Company contracting independently for system software development. Approximately $800,000 in cumulative hardware costs were incurred as of September 30, 1999.

The investment in IGT is being accounted for under the cost method. All hardware costs incurred are being capitalized and depreciated over the useful life of the assets. As of September 30, 1999, approximately $3.6 million has been spent on software development. Such payments are being capitalized and depreciated over a five-year period.

The eLottery Business

eLottery, Inc. is pursuing opportunities to become a web-based retailer of lottery services and to license its systems and services to state and international lotteries. eLottery develops, provides and maintains Internet, Intranet, telephone, communications, accounting, banking, database and other applications and services to facilitate the electronic sale of new and existing lottery products worldwide. Using its past experience and market-tested products, eLottery is committed to leading the governmental lottery industry into the e-commerce market. Through September 30, 1999, eLottery has yet to generate any revenue.

On October 25, 1999, eLottery entered into a software licensing and development agreement and a management agreement with the Jamaica Lottery Corporation, the government-authorized provider of Jamaican government lottery products, and eCaribbean.com, Limited, a Jamaican company that has been designated the exclusive internet retail agent of the Jamaican Lottery Corporation. Under the agreement, eLottery has agreed to customize, license and maintain its proprietary internet lottery software and systems for use in making sales of authorized Jamaican government lottery products to eligible Jamaican citizens and other persons in a manner and under circumstances reasonably believed to comply with applicable law. The agreement has an initial term of ten years and provides for compensation to eLottery of a percentage of the net lottery revenues from sales by eCaribbean.com, Limited, after payment of the prize pool, required governmental and charitable payments, internet service provider fees, and banking fees not charged to customers' accounts. The Jamaica Lottery Corporation and eLottery currently plan to launch Internet retail sales of Jamaica Lottery tickets in early 2000.

NOTE G - DIVESTITURE OF CORE BUSINESSES

On October 18, 1999, the Company announced that it has signed a definitive agreement to sell its computer telephony business, including the national accounts and government systems groups to Inter-Tel, Incorporated (Inter-Tel) for $44.3 million in cash plus the assumption of certain liabilities and subject to certain closing adjustments.

The Company has received a waiver from Claricom, Inc., d/b/a Staples Communications (Staples) under the right of first offer held by Staples pursuant to its purchase of Executone's direct sales offices in 1996. The proposed sale is subject to approval of the Executone shareholders and certain other conditions. Both Executone's and Inter-Tel's Boards of Directors unanimously approved the transaction. Upon shareholders approval, the results of the computer telephony business will be presented as a discontinued operation.

The Company expects to use the proceeds, net of transaction costs, to retire bank and other long-term debt. The Board of Directors of the Company has determined that the net proceeds of the sale after payment of debt will be used by the Company to execute its business plan to provide a wide array of products and services to the domestic and international lottery markets. If the sale of the computer telephony business is consummated, the Company will then conduct the lottery business through its wholly-owned subsidiary, eLottery, Inc. The Company, under the name eLOT, Inc., will hold the assets of the healthcare communications business, its 47% interest in Dialogic Communications
Corporation, the stock of the eLottery subsidiary and the proceeds from the sale.

The Company is continuing to pursue alternative transactions to maximize shareholder value through the sale or other disposition of its healthcare communications business and its 47% interest in Dialogic Communications Corporation. Members of the Company's management have submitted an expression of interest to purchase the healthcare communications business and it is currently being evaluated along with other expressions of interest. Until a definitive agreement has been executed, the continuing healthcare organization is in place and the current agreement with the purchaser of the computer telephony business includes provisions to assure the on-going availability of healthcare products and services to all of the Company's healthcare distributors and direct customers. Upon conclusion of the sale of the healthcare business, the Company will have sold substantially all of its assets which will trigger a mandatory redemption of the Company's convertible subordinated debentures for $16.3 million.

On April 13, 1999, as part of its plan to separate its telephony and healthcare businesses from eLottery, the Company accelerated the redemption of its Series A and Series B preferred stock. Upon redemption, the preferred shares were redeemed for 13.3 million shares of common stock, or approximately 21% of the Company's common stock, and are no longer entitled to receive a total of 50% of eLottery's retained earnings as preferred dividends.

NOTE H - SEGMENTS

The Company's reportable business segments provide products and services, which are marketed through both retail and independent distribution channels. These businesses are managed and reported separately because they serve distinct markets.

                             Computer
(amounts in thousands)      Telephony  Healthcare  eLottery Corporate   Totals
Three months ended Sept. 30, 1999
Revenue                     $ 24,002   $  8,870    $     --  $     --  $ 32,872
Segment Income (Loss)            170     (1,094)       (933)     (472)   (2,329)

Three months ended Sept. 30, 1998
Revenue                     $ 25,685   $  7,920    $     --  $     --  $ 33,605
Segment Income (Loss)            145     (1,698)       (902)       161   (2,294)


Nine months ended Sept. 30, 1999
Revenue                     $ 70,930   $ 25,892    $     --  $      -- $ 96,822
Segment Income (Loss)            956    (4,325)      (2,484)    (3,539)  (9,392)

Nine months ended Sept. 30, 1998
Revenue                     $ 74,947   $ 27,268    $     --  $      -- $102,215
Segment Loss (Loss)               (8)    (2,534)     (1,360)        27   (3,875)

The following reconciles the Company's segment loss to the reported net loss for the three-month and nine-month periods ended September 30, 1999 and 1998:

                                Three-Month Period     Nine-Month Period
                                Ended September 30,    Ended September 30,
(amounts in thousands)            1999      1998         1999     1998
Total segment loss              $(2,329)  $(2,294)    $ (9,392)  $(3,875)
Special charges                      --      (860)          --    (5,343)
Interest expense                   (845)     (664)      (2,321)   (1,710)
Other income, net                     6       236        1,252       346
Income tax benefit                   --     1,433           --     4,232
Net loss                        $(3,168)  $(2,149)    $(10,461)  $(6,350)

Corporate assets were reduced by approximately $8.0 million during the first quarter of 1999 due to the repayment of the note receivable from Claricom and the redemption of Claricom warrants issued to the Company (See Note I).

NOTE I - OTHER MATTERS

For the nine-month periods ended September 30, 1999 and 1998, respectively, the Company made cash payments of approximately
$2.2 million and $1.7 million for interest expense on indebtedness.

During the nine-month periods ended September 30, 1999 and 1998, respectively, noncash financing activities included capital lease obligations incurred in connection with computer software and equipment acquisitions of $0.6 million and $0.8 million.

For the nine-month periods ended September 30, 1999 and 1998, more than 10% of the Company's revenue were derived from a single customer. Revenues from the customer were $11.5 million and $14.2 million, respectively, for the nine-month periods ended September 30, 1999 and 1998. For the nine-month period ended September 30, 1998, a second customer also generated in excess of 10% of the Company's revenue, totaling $10.8 million during the period.

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

The Company recorded a total of $9.0 million in reorganization and other special charges during the year ended December 31, 1998, of which $5.3 million was recorded during the first nine months of 1998. At September 30, 1999, the remaining reserve balance associated with these charges was $2.6 million. These amounts will be paid during 1999, with the exception of $1.5 million related to the patent litigation settlement, which will be paid subsequent to December 31, 1999.

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

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis explains trends in the Company's financial condition and results of operations for the three-month and nine-month periods ended September 30, 1999 compared with the same periods last year. It is intended to help shareholders and other readers understand the dynamics of the Company's business and the key factors underlying its financial results. This discussion should be read in conjunction with the consolidated financial statements and notes included elsewhere in this Form 10-Q, and with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1998. Management believes that certain statements in this management's discussion and analysis constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections about the industries in which the Company operates, management's beliefs and assumptions made by management. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and assumptions include, among others, the following: general economic and business conditions; demographic changes; import protection and regulation; rapid technology development and changes; timing of product introductions; the mix of products/services; industry capacity and other industry trends; and the ability of the Company to attract and retain key employees.

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

DIVESTITURE OF CORE BUSINESSES

On October 18, 1999, the Company announced that it has signed a definitive agreement to sell its computer telephony business, including the national accounts and government systems groups to Inter-Tel, Incorporated (Inter-Tel) for $44.3 million in cash plus the assumption of certain liabilities and subject to certain closing adjustments.

The Company has received a waiver from Claricom, Inc., d/b/a Staples Communications (Staples) under the right of first offer held by Staples pursuant to its purchase of Executone's direct sales offices in 1996. The proposed sale is subject to approval of the Executone shareholders and certain other conditions. Both Executone's and Inter-Tel's Boards of Directors unanimously approved the transaction. Upon shareholder approval, the results of the computer telephony business will be presented as a discontinued operation.

The Company expects to use the proceeds, net of transaction costs, to retire bank and other long-term debt. The Board of Directors of the Company has determined that the net proceeds of the sale after payment of debt will be used by the Company to execute its business plan to provide a wide array of products and services to the domestic and international lottery markets. If the sale of the computer telephony business is consummated, the Company will then conduct the lottery business through its wholly-owned subsidiary, eLottery, Inc. The Company, under the name eLOT, Inc., will hold the assets of the healthcare communications business, its 47% interest in Dialogic Communications
Corporation, the stock of the eLottery subsidiary and the proceeds from the sale.

The Company is continuing to pursue alternative transactions to maximize shareholder value through the sale or other disposition of its healthcare communications business and its 47% interest in Dialogic Communications Corporation. Members of the Company's management have submitted an expression of interest to purchase the healthcare communications business and it is currently being evaluated along with other expressions of interest. Until a definitive agreement has been executed, the continuing healthcare organization is in place and the current agreement with the purchaser of the computer telephony business includes provisions to assure the on-going availability of healthcare products and services to all of the Company's healthcare distributors and direct customers. Upon conclusion of the sale of the healthcare business, the Company will have sold substantially all of its assets which will trigger a mandatory redemption of the Company's convertible subordinated debentures for $16.3 million.

RESULTS OF OPERATIONS

Revenues for the third quarter of 1999 were $32.9 million, with an operating loss of $2.3 million and a net loss of $3.2 million or ($.05) per common share. Revenues for the third quarter of 1998 were $33.6 million, with an operating loss of $3.2 million and a net loss of $2.1 million or ($.04) per common share. For the nine-month period ended September 30, 1999, revenues were $96.8 million, with an operating loss of $9.4 million and a net loss of $10.5 million or ($.18) per common share. For the same period in 1998, revenues were $102.2 million, with an operating loss of $9.2 million and a net loss of $6.4 million or ($.13) per common share. The 1998 results include $0.9 million and $5.3 million in special charges for the three-month and nine-month periods ended September 30, 1998, respectively, covering severance and benefits continuation costs.

The 1999 year-to-date revenue declines compared to the comparable 1998 period are largely the result of the discontinuation of quarter-ending, distributor-focused sales incentives in the third quarter of 1998, along with certain start-up problems in production planning and shipping encountered during the Company's first few months using its new integrated business software system. Operating expenses include one-time charges for professional fees associated with the Company's re-engineering program ($0.5 million in the third quarter of 1999 and $3.5 million for the year-to-date) and related travel, training and contract labor to temporarily assist Company employees engaged in re-engineering and software implementation ($0.7 million in the third quarter and $2.1 million for the year to date) as well as an increase in eLottery expenses resulting from the charging of certain 1998 expenses to the then-operational NIL. Excluding these one-time expenses, operating expenses for the Company declined about $1.9 million for the third quarter of 1999 and $3.6 million for the 1999 year-to-date.

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

In the third quarter of 1999, Computer Telephony revenues decreased $1.7 million, or almost 7%, compared to the same quarter last year primarily due to lower sales to Staples Communications. For the nine-month period ended September 30, 1999, Computer Telephony revenues declined $4.0 million or 5% compared to the same period in 1998, a result of lower sales to Staples Communications and the absence of several large National Account sales for Year 2000 upgrades recorded in 1998.

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

Healthcare reported $1.0 million higher sales for the third quarter of 1999 compared to the same period in 1998, but $1.4 million lower sales for the 1999 year-to-date compared to the same period in 1998. The increase for the third quarter continues the trend of revenue increases over the last four sequential quarters based on continuing improvements in the Company's installation processes. The decrease for the year to date reflects the change in business practice away from supply push distributor incentive programs, which occurred at the end of the third quarter of 1998.

GROSS PROFIT

Gross profit for the third quarter of 1999 was $9.3 million or
28.3 % of revenue, compared to $10.4 million or 31.1% of revenue
for the same quarter last year.   On a year-to-date basis, gross
profit for 1999 was $29.9 million or 30.8% of revenue compared to $33.1 million or 32.4% of revenue for 1998. Pricing margins (revenue less direct cost of sales) remained fairly constant. However, the Company incurred higher period costs for the training and data conversion associated with the implementation of the new software package, along with temporary labor to assist on installations while individuals were being trained on the new system. The Company also wrote off $0.8 million of prepaid royalties during the quarter for a product that it no longer expects to bring to market.


OPERATING EXPENSES

Product development expenses were comparable at $2.4 million for the third quarter of both 1999 and 1998. For the year to date, product development expenses for 1999 were $6.7 million, a decrease of approximately $0.7 million from the 1998 period primarily due to lower headcount required to execute a more focused product development program.

Selling, general and administrative expenses were $9.3 million, or 28.2% of revenue for the third quarter of 1999, compared to $10.3 million or 30.7% of revenue for the same period in 1998. Year-to-date, selling general and administrative expenses for 1999 were $32.5 million or 33.6% compared to $29.5 million or 28.9% in 1998. Expenses for 1999 include non-recurring professional fees incurred to help the Company re-engineer its business processes of $0.5 million for the third quarter and $3.5 million for the year to date. eLottery expenses remain flat for the third quarter of 1999 as compared to 1998, however, increased $1.1 million on a year-to-date basis due to the Company's efforts to develop and market eLottery's products, along with the Company's practice in the first and second quarters of 1998 of charging the NIL for personnel expenses which, with the termination of the NIL, are now included in the Company's expenses.

Excluding the effect of the special charges, eLottery expenditures and the consulting fees incurred in re-engineering the Company's business processes, 1999 operating expenses for the third quarter and year-to-date decreased $1.9 million and $3.6 million, respectively, compared to the same periods in 1998. This reflects the impact of the Company's cost reduction efforts and is expected to continue through the end of 1999.

SPECIAL CHARGES

As a result of actions taken by the Company to improve its business processes, including significant changes in its senior management structure, along with a provision for a patent litigation settlement, the Company recorded a total of $9.0 million in reorganization and other special charges during year ended December 31, 1998, of which $5.3 million was recorded during the first nine months of 1998. At September 30, 1999, the remaining reserve balance associated with these charges was $2.6 million. These amounts will be paid during 1999, with the exception of $1.5 million related to the patent litigation settlement, which will be paid subsequent to December 31, 1999.

INTEREST AND OTHER EXPENSE

Interest expense for the third quarter of 1999 increased $0.2 million compared to the same period in 1998. Year-to-date, interest expense in 1999 was $0.6 million higher than in 1998. The increases are due to higher levels of bank borrowings in 1999 compared to the previous year. Other income, net, for the third quarter 1999 was $0.2 million lower than the prior year due to lower equity investment and royalty income. Year-to-date, other income, net increased $0.9 million compared to the same period in 1998 due to a nonrecurring $1.2 million gain on the receipt of payment from Claricom on the $5.9 million junior subordinated note plus interest, along with the redemption of the warrants held by the Company.

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

During the first nine months of 1999, the Company incurred approximately $4.3 million in cash expenditures related to
eLottery.   Of that amount, approximately $1.7 million related to
the termination of NIL operations, including payment of outstanding invoices, shutdown costs and severance and other charges. eLottery's net loss for 1999 year-to-date is $2.5 million, consisting primarily of expenses for the development and marketing of its products and other operating expenses.

On October 25, 1999, eLottery entered into a software licensing and development agreement and a management agreement with the Jamaica Lottery Corporation, the government-authorized provider of Jamaican government lottery products, and eCaribbean.com, Limited, a Jamaican company that has been designated the exclusive internet retail agent of the Jamaican Lottery Corporation. Under the agreement, eLottery has agreed to customize, license and maintain its proprietary internet lottery software and systems for use in making sales of authorized Jamaican government lottery products to eligible Jamaican citizens and other persons in a manner and under circumstances reasonably believed to comply with applicable law. The agreement has an initial term of ten years and provides for compensation to eLottery of a percentage of the net lottery revenues from sales by eCaribbean.com, Limited, after payment of the prize pool, required governmental and charitable payments, internet service provider fees, and banking fees not charged to customers' accounts. The Jamaica Lottery Corporation and eLottery currently plan to launch Internet retail sales of Jamaica Lottery tickets in early 2000.

With the termination of the NIL and US Lottery, the Company continues to face certain legal and other risks. See the Notes to Consolidated Financial Statements for a discussion of the legal issues, which could impact the Company and its eLottery business.

YEAR 2000

Status

The Company has completed a review of its computer systems to identify systems that could be affected by the "Year 2000" issue. Systems that do not properly recognize information after December 31, 1999 could generate erroneous data or fail. Effective June 30, 1999, as part of its long-term information systems plan, the Company converted to a new and more comprehensive software system for its information technology (IT) infrastructure. Including installation and data conversion costs, the Company spent approximately $2.7 million on the new system, which is now operational. The costs for the new system have been capitalized and are being depreciated over the expected service life of the system beginning in July 1999.

Management believes that the conversion to new software should resolve the Year 2000 issue as it relates to its IT infrastructure. There are several peripheral systems that will not be replaced by the new software. These systems have been made compliant using the Company's internal resources, which have been redeployed from other projects. The remedial effort for such systems is complete and has been expensed as incurred.

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

Contingency Plan

The Company has a contingency plan documented and in place to deal with unforeseen conversion failures. The plan includes the identification of teams of employees to be on call during the millennium change to monitor key internal systems and to respond to a potential increase in the normal volume of calls for service and/or support, providing for backup power sources, data retention and backup procedures for critical business data, procedures to safeguard against disruption of the payroll process and operational plans to address potential delays in product supply from vendors.

OTHER

On March 30, 1998, the Company entered into an Amended and Restated Distributor Agreement with Claricom, d/b/a Staples Communications, (the "Amended Agreement"). The Amended Agreement, effective April 1, 1998 and continuing through December 31, 2001, provides, among other things, that Claricom will be a non-exclusive distributor of the Company's telephony products and that Claricom can market products competing with those sold by the Company. Upon execution of the Amended Agreement, Claricom released to the Company the $5 million plus interest being held in escrow to satisfy potential indemnity claims under the 1996 Asset Purchase Agreement and waived all potential contract claims under the prior distributor agreement.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity is represented by cash, cash equivalents and cash availability under its existing credit facilities. The
Company's liquidity was approximately $4 million as of September
30, 1999 and $10 million as of December 31, 1998.

At September 30, 1999 and December 31, 1998, cash and cash equivalents amounted to $1.2 million and $1.5 million, respectively, a decrease of $0.3 million. The decrease was mainly due to the funding of the Company's operating losses, along with additional expenditures to fund eLottery development expenses and the termination of NIL operations and the repurchase of stock, partially offset by a nonrecurring cash receipt from Claricom (see below) and additional borrowings from the Company's credit facility.

The Company used $11.6 million in its operating activities during the first nine months of 1999, of which $10.0 million was used during the first six months of 1999. For the same period in 1998, $10.7 million in cash used by operations, excluding the March 1998 release of $5.1 million held in escrow since the sale of the direct offices in 1996. The increase in funds used by operating activities is primarily due to the funding of $5.6 million of consulting fees and other expenses associated with the Company's business process improvement activities and installation of new computer systems, the increase in accounts receivable days sales outstanding and an additional $2.5 million of eLottery business development spending. This was partially offset by the positive cash impact of the inventory reductions during the first nine months of 1999.

Cash provided by investing activities totaled $5.9 million for the first nine months of 1999, compared to $6.9 million of cash used during the same period last year. The increase in cash provided by investing activities is primarily due to a nonrecurring cash receipt from Claricom. On February 26, 1999, the Company received $9.3 million from Claricom as payment for Claricom's outstanding $5.9 million junior subordinated note plus interest, along with the redemption of the warrants issued to the Company as part of the sale of the direct offices in 1996. The Company used the proceeds to reduce outstanding bank borrowings and accounts payable.

The Company generated $5.4 million in cash from financing activities during the first nine months of 1999. Borrowings for the first nine months of 1999 increased by $6.8 million. An additional $0.8 million was generated by the issuance of common shares. Cash was used to repurchase 420,000 shares of the Company's common stock for $1.3 million and to repay other long-term debt totaling $0.8 million. During the same period in 1998, the Company borrowed $8.4 million from its credit facility and used $0.8 million in cash in its other financing activities, primarily for debt repayment.

Total debt as of September 30, 1999 was $31.3 million, an increase of $6.8 million from $24.5 million at December 31, 1998. The increase is a result of an additional $6.8 million in bank borrowings, $0.6 million in connection with the acquisition of a new computer software system, along with an increase in the carrying value of the convertible subordinated debentures of $0.2 million due to accretion. Debt payments totaled $0.8 million during the first nine months of 1999.

The Company received a waiver of its covenant defaults on its credit facility as of September 30, 1999 and expects to receive a waiver for December 31, 1999 in the event that there is a default at that time. As previously noted, the credit facility is expected to be repaid in full from the proceeds of the sale of the CT division.

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

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report for the quarterly period ended September 30, 1999 on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


               EXECUTONE Information Systems, Inc.



Dated:    November 15, 1999        /s/ Stanley J. Kabala
                                   Stanley J. Kabala
                                   Chairman, President and
                                   Chief Executive Officer



Dated:    November 15, 1999        /s/ Edward W. Stone
                                   Edward W. Stone
                                   Senior Vice President and
                                   Chief Financial Officer