Form 10-K405
period 1999-12-31
EXECUTONE INFORMATION SYSTEMS INC
filed 2000-03-30
CIK 725282

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to _______

                         Commission File Number: 0-11551

                                   eLOT, Inc.
              (formerly named EXECUTONE Information Systems, Inc.)
             (Exact name of registrant as specified in its charter)

               Virginia                                 86-0449210
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                 Identification No.)

                          301 Merritt 7 Corporate Park
                           Norwalk, Connecticut 06851
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (203) 840-8600

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

                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the common stock held by non-affiliates of the registrant (assuming for this purpose that all executive officers and directors of the registrant are affiliates) as of February 29, 2000 was $373,892,440, based on the last sale price for the common stock on that date.

The number of shares outstanding of the registrant's only class of common stock, $.01 par value per share, as of February 29, 2000, was 63,946,867.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III Proxy Statement (Form 14A) for the 2000 Annual Meeting of Shareholders

                                TABLE OF CONTENTS

Item                                                                                  Page
----                                                                                  ----
PART I

1.   Business .........................................................................  1
2.   Properties ....................................................................... 22
3.   Legal Proceedings ................................................................ 22
4.   Submission of Matters to a Vote of Security Holders .............................. 24
Executive Officers

PART II

5.   Market for Registrant's Common Equity and Related Stockholder Matters............. 26
6.   Selected Financial Data .......................................................... 27
7.   Management's Discussion and Analysis of Financial Condition and
        Results of Operations ......................................................... 28
7A.  Quantitative and Qualitative Disclosures About Market Risk ....................... 32
8.   Financial Statements and Supplementary Data ...................................... 33
9.   Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure ........................................... 52

PART III

10.  Directors and Executive Officers of the Registrant ............................... 53
11.  Executive Compensation ........................................................... 53
12.  Security Ownership of Certain Beneficial Owners and Management ................... 53
13.  Certain Relationships and Related Transactions ................................... 53

PART IV

14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K .................. 54


PART I

ITEM 1. BUSINESS

      eLOT, Inc., formerly named Executone Information Systems, Inc. ("ELOT" or the "Company") intends to be a web-based retailer of governmental lottery tickets and is committed to leading the governmental lottery industry into the e-commerce market. ELOT has developed, installed and operated systems that have processed ten million e-commerce lottery ticket sales and transactions. It has operated Internet, Intranet, and telephone communications, accounting, banking, database and other applications and services that can facilitate the electronic sale of new and existing lottery products worldwide. The Company has also developed transitional e-commerce solutions for governmental lotteries, which leverage the power of the Internet, while political, legal and social issues are simultaneously addressed. For example through the use of the Company's Internet Marketing, Analysis, Research, and Communications System (IMARCS), lotteries can maximize ticket sales and marketing efforts by communicating one-on-one with current players and attract new players via the Internet.

      ELOT has also launched a reward-entertainment lottery portal, eLotteryFreeWay, which offers lottery and entertainment games (for no consideration) with registered players earning "ePoints" that are redeemable for cash and merchandise. The eLotteryFreeWay is located at http://www.elotteryfreeway.com). eLottery's corporate web site is on the World Wide Web at http://www.eLottery.com.

      Capitalized product names used in this report are registered or unregistered trademarks of the Company or its subsidiaries except where specifically identified with products of an unaffiliated company.

      ELOT's executive offices are located at 301 Merritt 7 Corporate Park, Norwalk, Connecticut 06851, telephone 203-840-8600. The common stock of ELOT (the "Common Stock") is traded on the NASDAQ National Market System under the symbol "ELOT", and its Convertible Subordinated Debentures due 2011 (the "Debentures") trade on the NASDAQ system under the symbol "ELOTG".

Recent Developments

      On March 6, 2000, ELOT announced that it had entered into a strategic alliance agreement with Global Technologies Limited ("GTL") to facilitate and develop e-commerce sales and technologies of lottery and other governmental authorized gaming related products. GTL is a technology incubator that develops and manages emerging growth businesses focused on the networking solutions, telecommunications, gaming and e-commerce opportunities. As the first initiative of the strategic alliance eLOT and GTL announced an agreement under which ELOT will be the exclusive web-based retailer for a UK charity lottery. See "Lottery Distribution Contracts."

      Additional initiatives under the strategic alliance include jointly marketing the Internet distribution of lottery to additional jurisdictions and examining the feasibility of using ELOT gaming technology by GTL's affiliate company, The Network Connection Inc. for use in that Company's cruise ship, hotel and train market places. The companies will also jointly develop lottery applications using wireless technology.

      On February 25, 2000, ELOT, announced it had entered into a letter of intent to purchase Virtgame.com Corp. (VGTI), a leading provider of Internet enabling technology to the lottery industry. It is anticipated that ELOT may issue up to 3.4 million shares to complete the transaction. The proposed agreement is subject to certain conditions, including the negotiation of definitive agreements, discontinuation of operations of VGTI's Constellation virtual casino, completion of due diligence and VGTI shareholder approval.

      Effective January 1, 2000, ELOT completed the sale of its computer telephony business to Inter-Tel Incorporated. The computer telephony business consisted of telephone system sales and services through a national network of independent distributors and company direct sales employees to the small to medium-sized business customer and to smaller locations of large commercial and governmental organizations. The results of the computer telephony business are accounted for as a discontinued operation in the financial statements for the year ended December 31, 1999.

      ELOT has announced its intention to sell its healthcare communications business and its investment in Dialogic Communications Corporation ("DCC"). Discussions with prospective purchasers are continuing for the sale of the healthcare communications business. The Healthcare Communications Business is dedicated to developing, manufacturing, selling and servicing communications solutions for healthcare facilities. The results of the healthcare communications business are also accounted for as a discontinued operation in the financial statements for the year ended December 31, 1999.

      On February 27, 2000, ELOT called for a special meeting of the shareholders of Dialogic Communications Corporation to remove all members of the Board of Directors except Stanley J. Kabala, Chairman and President of ELOT, and replace them with nominees of ELOT. ELOT also announced that it will request the new Board to immediately consider various alternatives designed to maximize value for the shareholders of DCC. ELOT owns 2,186,230 shares of stock in Dialogic Communications Corporation, which ELOT believes represents approximately 51% of the currently outstanding shares of that corporation. Dialogic Communications Corporation is a privately held company headquartered in Franklin, Tennessee that is an established leader in interactive call processing solutions for business, industry and government. It is the leading provider of voice recognition units (VRUs and ARUs) to the cable television industry and a successful provider of emergency notification systems to Public Service agencies, the military, financial institutions and other customers that have the need to establish assured contact with large numbers of people in a short period of time. DCC has been experiencing significant and sustained profitable growth while investing in a series of products that further advance closed loop communications.

THE eLOTTERY BUSINESS

eLottery History

      On December 19, 1995, the Company acquired 100% of the common stock of eLottery. eLottery's subsidiary, UniStar Entertainment, had an exclusive five-year contract ending January 2003 to design, develop, finance, and manage the National Indian Lottery, which was marketed under the brand name U.S. Lottery, for the Coeur d'Alene Tribe of Idaho ("CDA"). Until December 1998, UniStar Entertainment provided development and management of the software, network design and call center applications for the Lottery's operations. In December 1998, the U.S. District Court for the District of Idaho ruled, in a case brought by AT&T, that the U.S. Lottery was not authorized by the federal Indian Gaming Regulatory Act of 1988 ("IGRA") and was governed by state law, and eLottery and the CDA terminated the U.S. Lottery.

      As a result of the adverse legal decision and upon review of the strategic alternatives and the significant market opportunity for web-based lottery ticket sales and related business opportunities, the Company developed a new strategy to utilize eLottery's technology and experience gained in operation of the U.S. Lottery to become a web-based retailer of lottery tickets and a provider of Internet marketing and advertising programs for authorized government lotteries. In March 1999, the Board of Directors of ELOT announced that it would divest the company's traditional telephony and healthcare businesses, retain the proceeds of any sales in the company to help it accelerate the achievement of eLottery's business plans.

eLottery Mission and Strategy.

      eLottery, Inc., a wholly-owned subsidiary of ELOT, is pursuing opportunities to become a web-based retailer of lottery services and to license its systems and services to state and international lotteries. Lotteries worldwide generate revenues from ticket sales in excess of $120 billion annually with retailers receiving commissions on tickets sold. Using its past experience with the US Lottery and market-tested products, eLottery is committed to leading the governmental lottery industry into the e-commerce market.

      eLottery has positioned itself to become a leader in the area by addressing the many complex legal, political and social issues facing governmental lotteries as they react to the significant market changes signaled by the rapid growth in Internet sales. eLottery has developed, installed and operated Internet, Intranet, telephone, communications, accounting, banking, database and other applications and services to facilitate the electronic sale of new and existing lottery products worldwide.

      In addition to web-based lottery ticket sales the Company is pursuing several additional related revenue opportunities. eLottery is targeting Internet advertising and marketing dollars from governmental lotteries. Lotteries worldwide spend billions of dollars annually on promotions with almost none of that being spent on the Internet and through the use of eLottery's IMARCS system, the Company expects to capture a portion of that market. The IMARCS system also allows eLottery to begin building relationships with the U.S. State lotteries and potential lottery ticket purchasers. The Company has identified a process which it believes will lead to states permitting web-based lottery ticket sales. The first phase is a contract with a state to begin an Internet marketing program to gather data on customers who both purchase lottery tickets and are Internet users. The next step is to increase the sales of paper tickets through promotions on the Internet. Ultimately when approval from the relevant authorities is received the Company can begin selling lottery tickets on the Internet. eLottery is committed to leading the governmental lottery industry into the e-commerce market and conducting Internet advertising and marketing programs with state lotteries now will position eLottery to sell tickets for the states when permitted.

      eLottery has already begun generating revenues through advertising and e-commerce transactions on its lottery portal, eLotteryFreeWay. eLotteryFreeWay offers customers the opportunity to play a variety of games for free and win cash or discounts on merchandise. There are significant potential benefits between eLotteryFreeWay and the Company's goal of selling lottery tickets over the Internet. eLotteryFreeWay is a means through which eLottery is building a player base with a high propensity to buy lottery tickets on-net.

      Through the IMARCS system and eLotteryFreeWay, eLottery is generating revenues and building a database of customers that are Internet users and play the lottery, the exact demographic eLottery will be targeting for the web-based sale of lottery tickets. At the same time, eLottery is seeking to build a brand name among consumers as well as within the lottery industry.

eLottery Products

      eLottery has developed proprietary lottery technologies designed to take advantage of the impact that eLottery believes recent advances in telecommunications and computers will have on the nature and delivery of lottery products and the support systems necessary to administer them. eLottery believes it is the first to develop and operate secure, integrated Internet, Intranet and telephone lottery gaming systems. Its Internet and Intranet systems provide for the electronic sale and support of both periodic and instant draw lottery games and instant electronic "scratch-off" games. Using eLottery's systems, lotteries will be able to electronically distribute lottery tickets for both periodic and instant draw lottery games over the Internet through its web site, eLotteryFreeWay.com, through an Intranet, through telephone networks, and through stand-alone custom-designed electronic lottery terminals. eLottery believes that the electronic distribution of lottery tickets through these systems will increase sales for lotteries because the systems make the purchase of tickets easier and use technology to enhance the lottery gaming experience. Subject to applicable law, the web site can contain links to the sites of participating lotteries utilizing eLottery technologies to sell their lottery tickets over the Internet. eLottery also may sell lottery tickets as an agent for certain lottery operators.

      eLottery believes that its systems provide lotteries with numerous advantages relative to traditional means of distribution, including player tracking ability and access to new and more demographically attractive market segments through sale of tickets over the Internet and entertaining fast-play instant games. eLottery also provides advanced border control technology and the ability to control underage play and problem gambling. A web site retailer will have the ability to remain open 24 hours a day, seven days a week without incurring additional overhead costs, and will be able to electronically distribute lottery tickets and games and offer lottery players convenient and timely product fulfillment. eLottery management believes that the combination of the advantages of Internet commerce and distribution with eLottery's ability to customize its systems will result in eLottery becoming an agent and leading provider of products and services for the lottery industry.

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

      The Company's electronic lottery distribution system is potentially composed of the following elements that can be used together or on a stand-alone basis depending upon the specific application:

      o Basic Operation. A customer registers, opens an account, and receives a user identification number and password. Registration can be through the Internet, by telephone or in person at a lottery retail store. The customer deposits funds into the account by debit card, cash or check. Once the account is funded, the customer may use the available balance to purchase tickets to play the games or other merchandise. Any prizes are credited to the account. Customer withdrawals can be requested through the Internet, by telephone or in person at a lottery retail store.

      o Card Access. The system can also be accessed using player cards. Player cards add several dimensions to the system, particularly from a regulatory point of view. Because these cards are issued at controlled facilities, access to the system can be equally controlled, enforcing, for example, age requirements, residency requirements, use of cash and amount of play. In addition, these lottery cards can be sold through the lotteries' existing agent distribution channel. Several types of cards are available including bearer cards, bonus cards, club cards and prepaid lottery cards.

            A bearer card has a unique identity (consisting of an ID and Password embedded in the card) representing an account on the system. These cards contain no information other than an encrypted ID and PIN number, which are associated with accounts. These cards are available throughout the hosting facility. Funds can be added to the bearer cards at an "Automated Recharge Machine" ("ARM") or at a cashier's station. Cash can be added at any denomination at the cashier station, but may be limited to particular dollar increments at the ARM. Once a player's card is funded (i.e., the associated account has funds deposited), it may be used in a lottery gaming station or custom-designed electronic lottery terminal to play games.

            A bonus card is initialized with "bonus" dollars. These are dollars that can be used to play games but cannot be cashed in. Such cards could be used as promotional cards to encourage people to begin playing. They can be "recharged" with cash at any ARM or cashier's station. However, the bonus dollars would be consumed prior to any cash added to the card and the bonus dollars cannot be disbursed.

            A club card would be generally issued by an authorized lottery office or authorized agent where player information can be assured adequate protection and confidentiality. These cards are protected with personal identification numbers or "PINs". Such cards would be used as members of the state "Lottery Club" and would entitle them to various monthly promotions and other forms of communications about the enhanced lottery games. The play activity would be tracked on these club cards and would enable the player to qualify for various club awards that may be established by the state lotteries.

      o Client Server Architecture. The eLottery system is designed so that players can access the system using several different devices connected to the centralized server. For example, players can use personal computers connected over the Internet; custom-designed electronic lottery terminals connected via a LAN or over the Internet, or a voice response unit connected by telephone. Administrative terminals can be connected via the Internet, thus allowing the operation and administration of the eLottery system to be conducted from remote locations.

      o Centralized Accounting Server. A centralized accounting server keeps track of all of the transactions on the system. This server accounts for and controls transactions with customers including registration, deposits, withdrawals, purchases of tickets or other merchandise and the awarding of prizes. The centralized accounting server produces a myriad of reports to monitor both the player's activities as well as the performance of the games according to their individual working papers.

      o Lottery Server. The lottery server is a centralized network of computers controlling the essential operations of the games including the game play, issuance of the tickets or generation of a random event, determination of a winner and the awarding of the prize.

      o Banking System. This system validates the credit card information received from the customer with the national Visanet network. The system is currently capable of processing 10,000 transactions per hour in about 10 seconds each and is expandable to handle a larger volume of transactions.

      o Intranet System. The Intranet system is based on the same architecture as the Internet system using private connections instead of the Internet.

      o Lottery Stations. Lottery stations can be several different devices. The lottery games can be played using personal computers connected either via the Internet or direct dial. Games can be played using custom-designed electronic lottery terminals or the draw games can be played using a telephone. Custom-designed electronic lottery terminals are built using standard "off the shelf" hardware components consisting primarily of a touch screen monitor and a standard Pentium processor networked to the central system.

      o Cashier Terminals. The cashier stations can accept the player deposits. The player presents the card, which is swiped reading the card ID and password into the system. Funds are received from the player and entered by the cashier. The central system then adds the deposit to the balance of the account associated with the card. To withdrawal balances from the card, the player again, presents the card to the cashier, the cashier then swipes the card and the system displays the "card" balance. The cashier disburses the requested cash to the player.

      o Automatic Recharge Machines ("ARMs"). Funds can also be added through automated recharge machines. The player inserts the card into a reader and inserts the amount of money they wish to add into a bill collector. The system updates the balances, the ARM prints a receipt and returns the card.

      o Agent Cards. The card reader of the ARM will also identify an authorized agent's card. This access will permit the agent to obtain information about the machine as well as perform the "empty" function. To empty a machine, the agent inserts their agent card and the appropriate PIN. The agent opens the machine and takes out the bill collection box and inserts a new bill collection box. Once this process is completed, the agent finishes the empty process and a receipt is printed that should equal the balance in the box. The receipt also identifies the ARM from which it was taken, the user ID of person emptying the machine as well as the date and time of the process.

      Security. eLottery believes the integrity of a lottery is essential to its successful operation. While operating the US Lottery, eLottery did not encounter any breaches in security and is unaware of any practical, economically feasible way to breach the security of its instant lottery tickets that could result in a material loss to any of its customers, nor is it aware of any breach thereof that has resulted in any material loss to any of its lottery customers. eLottery constantly assesses the adequacy of its security systems, incorporating various improvements, bar coding and additional layers of protection.

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

eLottery Lottery Distribution Contracts

      On March 6, 2000, eLottery announced it had signed a four-year contract under which the Company will become the exclusive web-based retailer and provider of games for a U.K. charity lottery. The U.K. charity lottery is authorized by the Gaming Board for Great Britain, with GTL Management Ltd. serving as the operating company on behalf of Inter Lotto (UK) Ltd. Through GTL and Inter Lotto, eLottery has been appointed an exclusive agent to provide for the sale of lottery products on the Internet on behalf of designated charitable organizations. The initial lottery product is expected to be Great Britain's first "Pick 3" game called, "The Daily Number." Proceeds will benefit numerous charitable causes. eLottery will receive a cash commission for every ticket sold and Internet sales expected to start in the second quarter of 2000.

      The United Kingdom is a large and important market for lottery sales. U.K. lotteries currently generate sales of approximately U.S.$12 billion annually. "Pick 3" has been a highly successful game in the United States, where it is a $6 billion game annually and garners over 16% of overall conventional lottery ticket sales. Under terms of the agreement with GTL, eLottery will also develop and provide additional games for the UK charity lottery, subject to review by the Gaming Board for Great Britain. eLottery will Internet ticket-enable multiple high traffic web sites and will also web retail via links from eLottery's www.uklottery.com, www.ukdailynumber.com and www.eLotteryFreeWay.com URLs. The Internet lottery will be accessible to England, Scotland and Wales -- a combined population of approximately 60 million. Sales to residents of jurisdictions outside of Great Britain will not be permitted.

      On October 25, 1999, eLottery entered into a software licensing and development agreement and a management agreement with the Jamaica Lottery Corporation, the government-authorized provider of Jamaican government lottery products, and eCaribbean.com, Limited, a Jamaican company that has been designated the exclusive Internet retail agent of the Jamaican Lottery Corporation. Under the agreement, eLottery has agreed to customize, license and maintain its proprietary Internet lottery software and systems for use in making sales of authorized Jamaican government lottery products to eligible Jamaican citizens and other persons in a manner and under circumstances reasonably believed to comply with applicable law. The agreement has an initial term of ten years and provides for compensation to eLottery of a percentage of the net lottery revenues from sales by eCaribbean.com, Limited, after payment of the prize pool, required governmental and charitable payments, Internet service provider fees, and banking fees not charged to customers' accounts. The Jamaica Lottery Corporation and eLottery currently plan to launch Internet retail sales of Jamaica Lottery tickets in the first half of 2000.

Strategic Partnership Agreements

      eLottery has entered into a Strategic Partnership Agreement, dated May 11, 1999, with Autotote Lottery Corporation. Autotote is a primary supplier of on-line systems to track the distribution and validate the sales of lottery products. Autotote has contracts to provide on-line services and equipment that track retail sales of lottery products for the States of Connecticut and Montana and the countries of Italy, the Dominican Republic and Barbados. In order to implement e-Commerce sales capability, eLottery and Autotote will jointly develop a secure interface between their respective systems in order to allow tickets sold through eLottery's systems to be validated through the Autotote system. eLottery and Autotote intend to jointly market the eLottery web retail concept to each jurisdiction with which Autotote has entered into a contract, as well as other jurisdictions to which the parties may mutually agree. In the event that eLottery, with the assistance of Autotote, enters into a contract with any web retailer, Autotote will be entitled to an interface fee to be negotiated at the time of the execution of the contract. In addition, eLottery must license to Autotote, or to the jurisdiction as appropriate, its independent system to support the conduct of instant lottery games to be sold via e-commerce. The system will be licensed without a fee if eLottery is the web retailer or for a fee to be negotiated if it is not the web retailer. eLottery granted Autotote an exclusive license for its system in the jurisdictions with which Autotote has entered into contracts as well as certain additional states.

      eLottery has also entered into a Joint Venture Agreement, dated July 13, 1999, with International Lottery & Totalizator Systems, Inc. (ILTS). ILTS provides computerized wagering systems equipment and services to lottery and racing organizations in 18 countries worldwide. eLottery and ILTS will jointly market an on net lottery to ILTS' international lottery and pari-mutuel customers. The companies plan to develop an interface that will allow ILTS' lottery systems to process eLottery's web-based retailing of lottery tickets.

Lottery Advertising and Promotion Applications

      eLottery also has transitional e-commerce solutions for governmental lotteries that leverage the opportunities presented by the Internet, while lottery jurisdictions simultaneously are addressing political, legal and social issues. Its IMARCS (Internet Marketing, Analysis, Research and Communications System) database marketing solution for governmental lotteries is an Internet tool that will allow lotteries to maximize sales and marketing efforts by communicating one-to-one with their current players and will assist in attracting new players. IMARCS leverages the power of the Internet to deliver one-to-one marketing messages that maximize sales revenue. In addition to assisting clients capture Internet data, IMARCS campaigns can be an efficient and very cost effective way for lotteries to achieve their sales and marketing goals. IMARCS is an Opt-in/Opt-out database that allows the lotteries to create campaigns that address: birthday clubs, winner awareness, winning number notifications, jackpot reminders, community events, game suggestions, co-promotional events, and many additional VIP member benefits. IMARCS also provides the functionality to communicate through traditional direct mail as well as e-mail.

      The IMARCS program also offers Lotteries the capability to capture Internet based advertising revenue from their current web sites. Official lottery web sites receive millions of hits per month, yet yield no advertising revenue because many are unable to accept revenue that falls outside of lottery ticket sales. The program can capture, collect and bill third party advertising revenue as a web based advertising agent. The new revenue can then be exchanged for IMARCS Internet marketing campaigns and subscription services --- generating an Internet ad revenue stream that funds Internet direct marketing campaigns to increase ticket sales. eLottery would receive transaction commissions on the outbound Internet marketing campaigns. This optional IMARCS feature offers Lotteries full discretionary authority to control who would be allowed to advertise on their web site. The advertising revenues collected through IMARCS would assist lotteries with their initial Internet marketing efforts and allow current advertising budgets to be utilized for other forms of advertising media.

      On November 15, 1999, eLottery announced that it had signed an exclusive agreement to develop the Internet communications element of a players club program for the Idaho Lottery. In early 2000, the IMARCS solution was installed as the foundation for the Idaho Lottery's "Very Important Players" club. The immediate goal of the program is to attract, register and communicate with Idaho residents on the Internet. The Players Club will provide information and services to Idaho Lottery patrons who are "logged-in" to an official Idaho lottery web site. The initial goal of the Idaho Lottery is to have 25% of its player base enrolled in the players club.

Product Development

      eLottery's product development efforts are devoted to continual improvement in all aspects of the systems. Software developers operating under exclusive and proprietary development contracts leverage eLottery's ability to produce games, create database accounting and banking systems, enhance and customize system features and provide state-of-the-art Internet design and engineering capability. eLottery believes this an efficient low cost method to gain access to the best and latest technologies in each of the respective areas. The system architecture is designed to permit several developers to work independently on various modules of the system. These games can be modified to separate key elements to run in a secure client server environment and operate efficiently on eLottery's electronic lottery distribution systems. This ability to modify the lottery games allows eLottery to work with all game publishers and modify their games to operate on the system and significantly add to eLottery's game portfolio.

eLottery Sales and Marketing

      eLottery is marketing (i) directly to state agencies and other licensed entities, (ii) individually through authorized lottery services companies and
(iii) through strategic alliances with other providers of games and gaming technology. eLottery is establishing itself as a web-based retailer of lottery tickets and a provider of technology and systems for a commission on ticket sales. The ultimate success of eLottery's lottery platform depends on its acceptance by lottery operators and lottery patrons. eLottery believes that, from the point of view of lottery operators, the attractiveness of its electronic lottery distribution systems depends on its ability to increase lottery sales, its ease of upgrade, maintenance and game change and its information management. eLottery believes that, from the lottery patron's perspective, the attractiveness of a platform is a function of entertainment value. eLottery's sales and marketing strategy is to generate product sales by highlighting the advantages presented by its electronic lottery distribution systems to lottery operators, such as the potential for increased lottery ticket sales, and by positioning itself as a partner with lottery operators. eLottery's marketing strategy also targets lottery players and will focus on developing brand recognition for the eLotteryFreeWay.com web site, which eLottery believes can be accomplished partially through the introduction of lottery games that eLottery believes deliver greater entertainment value than games used in the traditional lottery industry.

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

eLotteryFreeWay Website

      A reward-entertainment lottery portal, eLotteryFreeWay.com offers lottery and entertainment games (for no consideration) with registered players earning "ePoints" that are redeemable for cash and merchandise. eLotteryFreeWay's mission is to build an Internet community whose members are expected to be highly predisposed to purchase governmental lottery tickets over the Internet. Since the site launch on November 9th, 1999, the Company has continually rolled out new content that delivers a very desirable level of customer retention ("stickiness"). Stickiness is very important in generating advertising revenue. Advertising revenue potential on the eLotteryFreeWay is determined by the level of stickiness multiplied by the number of unique visitors.

      The site is not yet being ranked by traditional Internet rating services such as Media Metrics or Nielsen Net Ratings because the eLotteryFreeWay has not yet built a large enough customer base or traffic history. The Company expects over the next several months to build a player base large enough to be ranked by these services. When that occurs management believes eLotteryFreeWay's stickiness, currently measured by management at over 3 hours per month per unique visitor, will rank among the stickiest sites on the Internet.

Patents, Trademarks, and Copyrights

      Management believes that the success of eLottery will be affected by its ability to design, develop and market new products and new or enhanced applications. The patentability of such new products or applications is evaluated and patent applications are filed where necessary to protect unique developments. eLottery currently has 8 U.S. patent applications pending as well as 2 foreign applications.

      eLottery has registered or applied to register its trademarks when it believes registration to be important to its ongoing business operations. In addition, eLottery has registered and owns numerous Internet domain names that it is using or may use in the future in its business. eLottery also generally claims copyright protection for its software used in connection with its products and relies upon trade secret, contract and copyright laws to protect its proprietary rights in its software, designs and documentation.

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

      In particular, there are currently three primary lottery services competitors in the United States: GTECH Corporation ("GTECH"), Automated Wagering International, Inc. ("AWI"), a subsidiary of Powerhouse Technologies, Inc. ("Powerhouse"), and Scientific Games Holdings Corp. ("Sci-Games"). eLottery believes that these companies engage in vigorous competition with respect to existing lottery technologies and services and have experienced a decline in the growth of existing lottery operations. The objective of eLottery is to provide, either alone or through partnerships with existing lottery services companies, Internet retail capabilities and value added lottery systems and services for the domestic and international markets. It is believed that these products, systems and services can support new methods and styles of lottery participation, providing new growth opportunities for established state lotteries and higher margin returns for the providers of related technologies and services.

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

      Competitors have typically either manufactured only instant tickets or provided only certain on-line services to support conventional sales of paper lottery tickets, including software for the management systems, marketing assistance and various other specific duties. However, certain competitors have announced plans to market Internet-based lottery systems and certain jurisdictions have already undertaken Internet lottery ticket sales.

      eLottery is a relatively recent arrival among the developers of traditional technology and marketing concepts for lottery operators. In addition, eLottery's limited experience in the industry is expected to negatively impact eLottery's competitive position. However, in the delivery of market tested, secure, integrated telephone, Internet and Intranet technologies that support new forms of lottery participation and methods of administration, eLottery believes that its experience level is superior. As the only market tested provider of products that have the unique capabilities of the electronic lottery distribution systems, eLottery believes it is the only experienced provider in its particular market niche. eLottery believes that other lottery services and product suppliers have for several years made capital investments intended to position themselves to participate in this market niche. However, none has yet demonstrated the unique focus or devoted the extensive time and resources necessary to successfully develop, customize and install an operational integrated telephone and Internet lottery system similar to that provided by and operated by eLottery for the U.S. Lottery. In addition, to some extent, the technological developments inherent in eLottery's electronic lottery distribution systems have the potential to materially reduce the capital investment required to finance secure lottery operations, which could affect the perception that the experience and resources of competing companies are as valuable as they have been in the past. eLottery believes that prior lottery experience has been a factor in states' prior decisions in connection with the award of lottery contracts. Thus, eLottery believes its prior lottery experience will be a factor that limits the ability of eLottery's competitors to compete with eLottery in the development of this market niche.

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

      Currently, there are two bills pending in Congress that may affect Internet lotteries: Senate Bill S. 692 ES, also known as the Kyl Bill, and H.R. 3125, or the Goodlatte/McCollum Bill. If passed, the Kyl Bill may limit the purchase of lottery tickets via an electronic network to terminals in places open to the general public, which would prohibit the purchase of lottery tickets from a home computer. This prohibition could have a material adverse effect on our ability to carry out our current business plan. The Goodlatte/McCollum Bill in its current form would permit purchases from a home computer over either a "closed loop" intrastate computer lottery network or the Internet so long as the purchaser "receives from the State lottery a user name and password specific to the individual player for use in betting and wagering in the State lottery or multi-State lottery." The Goodlatte/McCollum Bill also would allow purchases of lottery tickets from terminals in places open to the general public. In their current forms, which are subject to amendment, neither bill, if passed, would otherwise materially limit the sale of state lottery tickets offered exclusively to state residents, as envisioned by our business plan.

      The Kyl Bill was referred to the Senate Judiciary Committee on January 27, 2000 and then to the Subcommittee on Crime on February 3, 2000. The Bill awaits action by the full Senate. The Goodlatte/McCollum Bill was referred to the Subcommittee on Crime and hearings were held on March 9, 2000. It is uncertain whether the Kyl Bill, the Goodlatte/McCollum Bill or any bill dealing with Internet lotteries will be passed by both houses of Congress and signed into law. If legislation restricting our ability to carry out our business plan is enacted into law, it could have a material adverse effect on the operations of ELOT.

Employees

      As of March 1, 2000, eLottery employed approximately 20 persons, including general and administrative management and operational employees, none of whom are represented by unions. eLottery conducts its product development activities primarily through the use of independent software development contracts to improve its access to software development talent and keep its fixed overhead to a minimum.

EXECUTONE HEALTHCARE COMMUNICATIONS

Executone Healthcare Communication Products

      The Executone Healthcare Communications division of ELOT develops, manufactures, markets and services a line of specialized internal communications and information systems that are used primarily in the acute care segment of the healthcare industry. These internal communications systems are microprocessor-based patient-to-staff and staff-to-staff communication systems, locator systems, intercoms, paging and sound equipment, and room status indicators. ELOT is negotiating the sale of the Healthcare Communications business and it is presented as a discontinued operation of ELOT in the 1999 financial statements.

      The INFOSTAR/HCP Healthcare Communications Platform is a communications solution dedicated to a single platform for complete healthcare systems integration. The HCP platform is the building block allowing for shared resources resulting in cost efficiencies. It provides a single, digital communication fabric to facilitate patient-staff and staff-staff communication throughout a facility. The HCP provides the ability to offer "seamless" communication among hospital employees, departments and facilities in "real time", thereby improving operational efficiency throughout a facility. In addition, the HCP improves efficiency through the integration of Executone Healthcare's full product line, including LIFESAVER, CARECOM II-E, INFOSTAR/ILS, TELESEARCH and INFOSTAR/STATLINK.

      The CARE/COM II-E nurse call system brings the benefits of a totally integrated digital communications system to the healthcare market on the Company's IDS digital platform. The CARE/COM II-E system provides two-way patient-to-staff and staff-to-staff voice communication on an automatic three-level call priority basis. Its two-way voice and tone signaling capability, emergency signaling and sophisticated features facilitate easy handling of all calls. A five-line LCD display Nurse Control Station allows simple call processing and system operation. The system is highly flexible to meet the individually defined needs of today's hospitals and long-term care facilities.

      The Company's LIFESAVER nurse call system is a fully software-driven, digital nurse call system. The LIFESAVER system is a state-of-the-art communications network that provides routine and emergency signaling, voice communications and data transmission. The nurse control station offers menu-driven functions and step-by-step user prompts. The system is highly flexible, offering many programmable features that allow customization of its operations to the hospital's needs. With the capability to answer calls right from the patient's bedside, this system can dramatically increase the efficiency of the nursing staff, reduce clerical activity and improve the quality of care delivered to the patient.0

      The INFOSTAR/STATLINK product is designed to provide call management and integration of EXECUTONE nurse call systems to wireless telephones, pager devices and extension numbers. INFOSTAR/ STATLINK has the flexibility to modify patient call flow based on the specific requirements of the healthcare facility. Calls can be routed on a 4-level priority basis to any extension, telephone or site pager configured in the database. The system is a communications solution that can be integrated with any PBX. Patient priorities and requests can be managed more efficiently and calls can be completed on a more timely basis with less strain on the staff and patients.

      INFOSTAR/ILS Locator Systems. The INFOSTAR/ILS locator system is an infrared based wireless locating system that allows users to find staff, patients and equipment quickly and easily via LAN-based PC's, display telephones within the facility, EXECUTONE nurse communication systems, or any other touch tone telephone inside or outside the healthcare facility. The ILS is an integrated system using infrared transmitter badges to communicate location data to sensors installed throughout a facility. Each person or piece of equipment wears an individually coded badge that transmits infrared signals to sensors placed throughout the facility. The badges transmit regularly at user-programmed intervals and can be worn by staff personnel or attached to equipment. The location data is collected by the sensors and forwarded to a central processing unit that organizes the data so it can be accessed at one or more display stations. The display of staff and equipment location information can be in the form of a list or in the form of a map of the facility using icons. The display can be filtered to show only particular staff members, groups of personnel, particular pieces of equipment or groups of equipment. The system can be integrated with either telephone systems, allowing the activation of features and display of information on the telephone set, or EXECUTONE nurse call systems, allowing the activation of features and display of information at the nurse control station and patient stations.

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

      The REPORTSTAR system is a management reporting package designed to provide healthcare managers with information generated from data collected by the HCP Healthcare Platform, LIFESAVER, CARE/COM II-E and INFOSTAR/ILS locator systems. REPORTSTAR is an Oracle(R)-based program which provides users with 6 different reports that can be viewed on screen, printed as needed or scheduled to run on any predetermined schedule. Users can select the details of the desired report from a simple screen designed with a user-friendly graphical user interface to make it easy for staff to access. Reports are useful for measuring activity, quality, efficiency and for supporting a facility's risk management efforts.

Healthcare Sales and Marketing and Competition

      The Company's healthcare communications distribution network consists of
(1) domestic independent distributors with approximately 70 locations operating under exclusive and nonexclusive agreements throughout the United States; (2) approximately 120 direct healthcare sales and service employees in the United States; (3) 22 independent distributors operating in 18 foreign countries; and
(4) two National Accounts managers who work with national purchasing groups and healthcare systems to improve penetration into additional facilities..

      Distributors of the Company's healthcare communications products are required to meet established criteria for sales and service to customers on an ongoing basis.

      No customer of the healthcare business accounts for 10% or more of its revenue.

      Healthcare backlog consists primarily of products that have been ordered and that will be shipped or installed within 180 days of the order or systems the installation of which is not yet required by the customer. Healthcare order backlog as of December 31, 1999, was $12.8 million, compared to $18.5 million at December 31, 1998, and Executone Healthcare Communications expects virtually all of such healthcare backlog to be filled, within the current fiscal year.

      Executone Healthcare Communications' principal competitors are Hill-Rom Company, DuKane and Rauland-Borg. Executone Healthcare Communications believes it has a strong competitive position in nurse call and locator products. The division competes by offering innovative integrated healthcare communications products and services to its customers. Healthcare Communications also competes on the basis of the quality of its products, its customer service, nationwide distribution and installation, and price.

Healthcare Product Development and Engineering

      As of December 31, 1999, Executone Healthcare Communications employed approximately ten individuals in healthcare product design and development. During 1999, the division's healthcare engineering efforts focused on applications-oriented software products.

Healthcare Manufacturing and Warranty

      The majority of Executone Healthcare systems are produced in the United States at ELOT's former facility in Poway, California pursuant to a manufacturing contract with Inter-Tel which has been assigned to Varian Corporation, a contract manufacturer, or at domestic subcontractors. The functions of repair, and certain warehousing and distribution functions for Executone Healthcare products are also performed at the Company's facility in Poway pursuant to a warehousing and distribution agreement with Inter-Tel. Executone Healthcare warrants parts and labor on its systems, typically for one year, and provides maintenance and service after warranty expiration either on a contract or time and materials basis.

Healthcare Trademarks, Patents and Copyrights

      Management believes that the continued success of Executone Healthcare is dependent upon the ability to design, develop and market new products and new or enhanced applications. The patentability of such new products or applications is evaluated and patent applications are filed where necessary to protect unique developments. Executone Healthcare currently holds 20 utility patents, expiring at various times between 2010 and 2019, has 9 U.S. patent applications pending, and 17 patent applications pending in foreign countries.

      Executone Healthcare has registered or applied to register its trademarks when it believes registration to be important to its ongoing business operations, generally claims copyright protection for software, circuit designs, schematics and technical documentation used in connection with its products, and relies upon trade secret, contract and copyright laws to protect its proprietary rights in its software, designs and documentation.

      Certain of the Executone Healthcare products incorporate technology and software licensed from independent third parties. Generally, these licenses require payment of a royalty for each system sold that incorporates the licensed technology or require that the Company purchase the product from the licensor.

Government Regulation of Healthcare Business

      Some of the Executone Healthcare systems are designed to be connected to the public telecommunications network and as such are required to comply with certain rules of the FCC pertaining to telecommunications equipment. The Company has not experienced any material adverse effect on its business or operations as a result of such regulation and compliance.

      To the extent the Company markets its healthcare products internationally, it is required to comply with applicable foreign law, including certification of its products by appropriate government regulatory organizations.

Healthcare Employees

      As of March 1, 2000, Executone Healthcare employed approximately 200 persons. Less than 1% of the employees of Executone Healthcare are represented by unions, all of which employees are represented by the International Brotherhood of Electrical Workers. Management believes that the Company's relations with its employees are good.

ITEM 2. PROPERTIES

eLOT's principal offices are located in a leased facility in Norwalk, Connecticut. Total square footage is approximately 2,750 square feet. The current annual net rent for the Company's leased and subleased facilities as of December 31, 1999 is approximately $75,000. .

      In March, 2000, the Company leased an additional 7,500 square feet in Norwalk at an additional annual rental of approximately $167,000. The Company believes its facilities are adequate and generally suitable for its business requirements at the present time and for the immediate future.

      The Executone Healthcare Communications business subleases a portion (approximately 28,000 sq ft) of the former Executone headquarters in Milford, Connecticut from Inter-Tel, which assumed the Milford lease in connection with its purchase of the computer telephony business. As of December 31, 1999, Executone Healthcare Communications leased various other office and warehouse space throughout the United States with an aggregate of approximately 34,000 square feet for its ongoing operations.

ITEM 3. LEGAL PROCEEDINGS

      The Company currently is a named defendant in a number of lawsuits and is a party to a number of proceedings that have arisen in the normal course of its business. Those lawsuits and proceedings relate primarily to the collection of indebtedness owed to the Company, the performance of products sold by the Company, and various contract disputes. In the opinion of the Company, these proceedings are not expected to have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company and, to the extent they are not covered by insurance, reserves adequate to satisfy such liabilities have been established.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Registrant's Annual Meeting of Shareholders was held on December 14, 1999.

      Proxies were solicited by the Registrant's management pursuant to Regulation 14 under the Securities Act of 1934; there was no solicitation in opposition to management's nominees or any proposals listed in the Proxy Statement dated November 17, 1999, and all such nominees were elected pursuant to the vote of the shareholders.

      The asset purchase agreement pursuant to which ELOT sold the computer telephony business to Inter-Tel, described under "Proposal 1"in the Proxy Statement dated November 17, 1999, which section is incorporated herein by reference, was approved by a vote of the majority of the Company's outstanding Common Stock as follows:

               For:           32,654,710
               Against:          172,412
               Abstain:           83,804

      The amendment of the company's Articles of Incorporation to change the name of the company described under "Proposal 2"in the Proxy Statement dated November 17, 1999, which section is incorporated herein by reference, was approved by a vote of the majority of the Company's outstanding Common Stock as follows:

               For:           34,109,849
               Against:          128,131
               Abstain:           66,114

      The amendment of the company's Articles of Incorporation to increase the authorized common stock described under "Proposal 3"in the Proxy Statement dated November 17, 1999, which section is incorporated herein by reference, was approved by a vote of the majority of the Company's outstanding Common Stock as follows:

               For:           30,648,315
               Against:        3,560,928
               Abstain:           94,851

      The adoption of the Company's 1999 Stock Incentive Plan described under "Proposal 5" in the Proxy Statement dated November 17, 1999, which section is incorporated herein by reference, was approved by a vote of the majority of the Company's outstanding Common Stock as follows:

               For:           17,773,727
               Against:       14,812,007
               Abstain:          325,192

      The total number of shares of the Company's Common Stock, $.01 par value, outstanding as of November 16, 1999, the record date for the Annual Meeting, was 63,004,953, and 59,418,228 shares were represented in person or by proxy at the Annual Meeting.

EXECUTIVE OFFICERS

The executive officers of ELOT are as follows:


Name                   Age         Position With Company
----                   ---         ---------------------

Stanley J. Kabala      56          Chairman of the Board, President
                                   and Chief Executive Officer

Edward W. Stone, Jr.   46          Senior Vice President
                                   and Chief Financial Officer

Michael W. Yacenda     48          Executive Vice President and
                                   President, eLottery, Inc.

Robert C. Daum         47          Executive Vice President,
                                   Development and Finance

Barbara C. Anderson    48          Senior Vice President, Law and
                                   Administration and Secretary

      Stanley J. Kabala was elected Chairman of the Board, President and Chief Executive Officer of ELOT in June 1998. Prior to that, he was President and Chief Executive Officer of Rogers Cantel Mobile Communications, the largest wireless telephone company in Canada, and Chief Operating Officer of its parent Rogers Communications, Inc., from 1996 to 1997. During 1995, Mr. Kabala was President and Chief Executive Officer of Unitel Communications, Inc., Canada's largest alternative long distance provider. From 1968 through 1994, Mr. Kabala held various positions at AT&T Corporation, most recently Vice President--Customer Service for the Business Communications Services Division and Vice President--AT&T 800 and Business Applications Services.

      Edward W. (Ted) Stone, Jr. has served as Senior Vice President and Chief Financial Officer of ELOT since October 1998. Prior to that time, he served as Vice President, Finance for the Thomson Corporation Publishing International group of The Thomson Corporation, a leading publisher of specialized information, from 1995 to 1998. From 1993 to 1995, Mr. Stone was Vice President and Chief Financial Officer of Krueger International, Inc., a leading manufacturer of institutional and commercial furniture. From 1988 to 1993, he was Controller and then Vice President, Finance for the Searle Pharmaceuticals subsidiary of The Monsanto Company and General Manager of Searle's Animal Health division. Earlier in his career, Mr. Stone was Chief Financial Officer for two entrepreneurial specialty chemical companies and a Division Controller for Pfizer, Inc. Mr. Stone holds an A. B. degree in Engineering Sciences from Dartmouth College and an MBA from the Amos Tuck School of Business Administration at Dartmouth.

      Michael W. Yacenda has served as Executive Vice President of ELOT since January 1990, and as President of eLottery and UniStar Entertainment since 1996. Prior to that time, he was Vice President, Finance and Chief Financial Officer of the Company from July 1988 to January 1990. He served as a Vice President of ISOETEC from 1983 to 1988. From 1974 to 1983, Mr. Yacenda was employed by Arthur Andersen & Co., a public accounting firm. Mr. Yacenda is a certified public accountant.

      Robert C. Daum has been Executive Vice President, Development and Finance, since February 2000. From 1978 to 1999, Mr. Daum was employed in the investment banking industry, focussed on corporate finance, mergers and acquisitions and capital markets. Between 1994 and 1999 he was a Managing Director with Warburg Dillon Read and a predecessor, UBS Securities. Prior to 1994, Mr. Daum was employed by Prudential Securities, Merrill Lynch & Co., and Dillon Read and Co., Inc. He holds a B.A. from Colgate University and an M.B.A. from Harvard University.

      Barbara C. Anderson has been Senior Vice President, L:aw and Administration, and Secretary of ELOT since January 1, 2000, and was Vice President, Law and Administration and Secretary since October 1998. Prior to that time, she was Vice President, General Counsel and Secretary since 1990. From 1985 to 1989, she was Corporate Counsel of United States Surgical Corporation, a manufacturer of medical devices.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The number of holders of record of the Company's Common Stock as of the close of business on February 29, 2000 was approximately 1,600. The Common Stock is traded on the NASDAQ National Market System under the symbol "ELOT". As reported by NASDAQ on February 29, 2000, the closing sale price of the Common Stock on the NASDAQ National Market System was $6.00 per share. The following table reflects in dollars the high and low closing sale prices for ELOT's Common
Stock as reported by the NASDAQ National Market System for the periods indicated:

      Fiscal Period            High        Low
      -------------            ----        ---

      1999
      First Quarter           $4 1/8      $1 17/32
      Second Quarter          12           3
      Third Quarter            5 15/32     2 15/16
      Fourth Quarter           6 28/32     2 3/16

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

ITEM 6. SELECTED FINANCIAL DATA

The following is selected financial data for eLOT for the five years ended December 31, 1999.

(In thousands, except for per share amounts)

                                                                                Years Ended December 31,
                                                         ---------------------------------------------------------------------
                                                            1999           1998           1997           1996           1995
                                                         ---------------------------------------------------------------------
Revenues                                                 $      12      $      --      $      --      $      --      $      --
                                                         =========      =========      =========      =========      =========

Loss Before
   Income Taxes From
   Continuing Operations                                 $ (12,022)     $ (25,617)     $  (3,163)     $  (3,405)     $  (4,739)
                                                         =========      =========      =========      =========      =========
Loss From
   Continuing Operations                                 $ (12,022)     $ (25,617)     $  (3,163)     $  (3,405)     $  (4,739)

Income (Loss) From Discontinued
   Operations, Net of Taxes (1)                            (14,906)       (11,242)         2,942         27,567        (32,195)

Extraordinary Item - Loss on
   Extinguishment of Debt,
   Net of Taxes (2)                                             --             --             --           (355)            --
                                                         ---------      ---------      ---------      ---------      ---------
Net Income (Loss)                                        $ (26,928)     $ (36,859)     $    (221)     $  23,807      $ (36,934)
                                                         =========      =========      =========      =========      =========

BASIC EARNINGS (LOSS) PER SHARE:
   Continuing Operations                                 $   (0.21)     $   (0.51)     $   (0.06)     $   (0.06)     $   (0.10)
   Discontinued Operations                                   (0.25)         (0.23)          0.06           0.53          (0.69)
   Extraordinary Item                                           --             --             --          (0.01)            --
                                                         ---------      ---------      ---------      ---------      ---------
   Net Income (Loss)                                     $   (0.46)     $   (0.74)     $      --      $    0.46      $   (0.79)
                                                         =========      =========      =========      =========      =========

DILUTED EARNINGS (LOSS) PER SHARE:
    Continuing Operations                                $   (0.21)     $   (0.51)     $   (0.06)     $   (0.07)     $   (0.10)
    Discontinued Operations                                  (0.25)         (0.23)          0.06           0.53          (0.69)
    Extraordinary Item                                          --             --             --          (0.01)            --
                                                         ---------      ---------      ---------      ---------      ---------
    Net Income (Loss)                                    $   (0.46)     $   (0.74)     $      --      $    0.45      $   (0.79)
                                                         =========      =========      =========      =========      =========

Total Assets                                             $  62,162      $  72,136      $  98,728      $ 106,090      $  98,148
                                                         =========      =========      =========      =========      =========
Long-Term Debt                                           $  13,660      $  22,986      $  13,821      $  13,401      $  29,829
                                                         =========      =========      =========      =========      =========
Cash Dividends Declared
    Per Share (3)                                        $      --      $      --      $      --      $      --      $      --
                                                         =========      =========      =========      =========      =========

(1) Discontinued operations are presented for the Computer Telephony and Healthcare businesses, along with the Company's investment in Dialogic Communications Corporation and certain Corporate expenses.
(2) The 1996 extraordinary item relates to the write-off of deferred debt issue costs associated with the Company's revolving credit facility repaid in June 1996.
(3) The Company has not declared or paid any cash dividends on its Common Stock. Refer to "Stock Data."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis explains trends in the Company's financial condition as of December 31, 1999 and 1998 and results of operations for each of the most recent three years in the period ended December 31, 1999. It is intended to help shareholders and other readers understand the dynamics of the Company's business and the key factors underlying its financial results. This discussion should be read in conjunction with the consolidated financial statements and notes included elsewhere in this Form 10-K, and with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1999. Management believes that certain statements in this discussion and analysis constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Such statements are based on current expectations, estimates and projections about the industries in which the Company operates, management's beliefs and assumptions made by management. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and assumptions include, among others, the following: general economic and business conditions; demographic changes; rapid technology development and changes; timing of product introductions; the mix of products/services; industry capacity and other industry trends; and the ability of the Company to attract and retain key employees.

OVERVIEW

eLOT, Inc., (formerly Executone Information Systems, Inc.) through its subsidiary eLottery, Inc., is committed to leading the governmental lottery industry into the e-commerce market. The Company has developed, installed and operated systems that have processed ten million e-commerce lottery ticket sales and transactions. The Company has operated Internet, Intranet, telephone, communications, accounting, banking, database and other applications and services that can facilitate the electronic sale of new and existing lottery products worldwide. The Company has also developed transitional e-commerce solutions for governmental lotteries, which leverage the power of the Internet.

eLottery also operates a reward-entertainment lottery portal, eLotteryFreeWay, which offers lottery and entertainment games (for no consideration) with registered players earning "e-points" that are redeemable for cash and merchandise. eLotteryFreeWay's mission is to build an Internet community whose members are expected to be highly predisposed to purchase governmental lottery tickets over the Internet.

Discontinued Operations

In March 1999, eLOT announced its intention to divest its computer telephony and healthcare communications divisions in order to focus on the electronic lottery business conducted by eLottery. eLOT engaged an investment banker to assist the Company in selling these businesses and in October, 1999 announced the signing of an asset purchase agreement with Inter-Tel to sell the computer telephony business for $44.3 million in cash. This transaction closed on January 1, 2000. The Company continues to execute its business plan to develop the healthcare communications business while, at the same time, pursuing its sale. The Company also continues to pursue the sale of its investment in DCC. As a result of the Company finalizing the plan of disposal for these businesses and investment, the businesses and investment have been reflected in accompanying consolidated financial statements and discussion and analysis as discontinued operations.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

RESULTS OF OPERATIONS

REVENUES: During the fourth quarter, the Company's eLottery subsidiary began generating advertising revenues through its lottery portal web site at www.eLotteryFreeWay.com launched on November 9, 1999. Revenues were $12,000 for the year ended December 31, 1999.

COST OF REVENUES: Cost of Revenues primarily represents "ePoints" earned by registered players on the eLotteryFreeWay web site that can be redeemed for cash or merchandise. Cost of Revenues were $176,000 for the year ended December 31, 1999. Cost of Revenues also includes the cost of editorial content and software.

SELLING, GENERAL & ADMINISTRATIVE: Selling, General & Administrative expenses were $4.7 million for the year, up from $1.9 million for 1998. In addition to Selling, General & Administrative expenses for our eLottery subsidiary, the results also include eLOT corporate expenses. The increase in Selling, General & Administrative expenses is attributable to the continued development of the eLottery business plan including the launching of our eLotteryFreeWay portal web site. All areas of Selling, General & Administrative expenses increased including advertising and promotion, personnel costs, legal, and occupancy costs.

DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense for the year was approximately $1.1 million in both 1999 and 1998.

ASSET IMPAIRMENT: In response to the legal decision issued December 17, 1998 in AT&T vs. Coeur d'Alene Tribe, eLottery and the CDA terminated operation of the NIL and the US Lottery telephone and Internet operations managed by eLottery. As a result, the Company reevaluated certain of its assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets." Based upon this review, management determined that both the intangibles and the advances to the NIL had become impaired as of the date of this legal decision. As of December 17, 1998, net intangibles and advances to NIL of $12.9 million and $11.2 million, respectively, were written down to zero, which represented the estimated fair value of the assets, as no future cash flows will be generated by the NIL. The Company also recorded an additional charge of $1.4 million for shutdown costs and the write-off of certain deferred startup expenses related to the NIL. The total NIL-related write-off included in the 1998 statement of operations was $25.5 million.

In 1999, the Company performed an additional review of the realization of certain computer software and hardware costs and determined that certain additional assets were impaired due to changes in technology, which has resulted in such assets no longer being used in the Company's operations. As a result, the Company recorded an additional charge of $1.5 million in 1999.

NON-CASH COMPENSATION CHARGE: A non-cash stock compensation charge was recorded during 1999 in the amount of $2.6 million related to the issuance of stock options to certain key executives of eLottery who have been instrumental in developing the current business model and are key to the future success of the Company. The exercise price of these options was below the market price at the date of grant.

INTEREST EXPENSE: Interest expense for 1999 was $3.3 million, an increase of $0.9 million from 1998. The increase is due to higher levels of bank borrowings in 1999.

OTHER INCOME, NET: Other income, net increased primarily due to a nonrecurring $1.2 million gain on the receipt of payment from Claricom on a $5.9 million junior subordinated note plus interest, along with the redemption of the warrants held by the Company, both of which were part of the consideration received in the 1996 sale of the direct sales organization.

GAIN ON LITIGATION SETTLEMENT: The Company recorded a nonrecurring gain in 1998 on a negotiated settlement with a former supplier of videoconferencing equipment totaling $5.3 million. The gain was recorded in the fourth quarter of 1998.

DISCONTINUED OPERATIONS: Revenues from discontinued operations were $128.6 million in 1999 compared to $133.5 million in 1998. The loss from discontinued operations was $14.9 million for 1999 versus $11.2 million for 1998. Both revenues and the net losses for the Computer Telephony and Healthcare businesses were negatively impacted by the uncertainty in their respective markets associated with the pending change in ownership of these business units.

The loss from discontinued operations includes an estimated loss on disposal of $5.0 million related to the healthcare business. The estimated loss included the write-off of goodwill of $3.6 million and estimated costs of disposal of $1.4 million. The Company closed the sale of its Computer Telephony business on January 1, 2000 for $44.3 million in cash. The Company expects to record an aftertax gain in the range of $14 - $16 million on this sale in the first quarter of 2000.

During 1998, the Company recorded $9.0 million in special charges related to the discontinued businesses. These charges include $5.3 million relating to changes the Company made to restructure its business, primarily involving separation costs related to changes in senior management of these businesses and a provision for losses to be incurred in subleasing a portion of the discontinued businesses leased facilities.

Also included is a $3.7 million charge to settle claims made by Lucent Technologies (Lucent), which holds the patent rights to certain intellectual property allegedly used in the Computer telephony business.

OTHER MATTERS

The Company completed the review of its computer systems and the implementation of new systems during 1999. As a result, the Company did not experience any significant adverse impact of the Year 2000 problem internally or from any of its major suppliers or customers.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

RESULTS OF OPERATIONS

REVENUES: The Company had no Revenues or Cost of Revenues in 1998 or 1997. All expenses related to the operation of the NIL were recorded as advances to the NIL. See Asset Impairment discussion above.

SELLING, GENERAL & ADMINISTRATIVE: Selling, General & Administrative expenses were $1.9 million for 1998, down from $2.3 million for 1997. Selling, General & Administrative expenses only include eLOT corporate expenses for these periods since all eLottery expenses were charged to the NIL under the terms of the NIL Management Agreement.

DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense for 1998 was approximately $1.1 million. There was no depreciation and amortization expense in 1997 as all costs were deferred as part of the NIL.

INTEREST EXPENSE: Interest expense for 1998 was $2.4 million, an increase of $0.4 million from 1997. The increase is due to higher levels of bank borrowings in 1998.

OTHER INCOME, NET: Other income, net decreased compared to the same periods in 1997 due to lower interest income on invested cash and lower royalty income.

DISCONTINUED OPERATIONS: Revenues from discontinued operations were $133.5 million in 1998 compared to $156.4 million in 1997. The loss from discontinued operations was $11.2 million for 1998 versus a profit of $2.9 million in 1997. The decline in revenue from 1997 to 1998 was due to changing the Company's past practice of offering distributor-focused sales incentives at the end of each quarter and lower healthcare sales attributable to discussions in the industry of the healthcare business being put up for sale.

During 1998, the Company recorded $9.0 million in special charges related to the discontinued businesses. These charges include $5.3 million relating to changes the Company made to restructure its business, primarily involving separation costs related to changes in senior management of these businesses and a provision for losses to be incurred in subleasing a portion of the discontinued businesses leased facilities. Also included is a $3.7 million charge to settle claims made by Lucent, which holds the patent rights to certain intellectual property allegedly used in the Computer telephony business.

LIQUIDITY AND CAPITAL RESOURCES

On August 14, 1998, the Company entered into a credit facility with Fleet Capital Corporation. The credit facility provided a maximum overall credit line of $30 million consisting of a revolving line of credit for direct borrowings, along with standby and trade letters of credit. Direct borrowings and letter of credit advances were made available pursuant to a formula based on the levels of eligible accounts receivable and inventories. To minimize interest on the revolving line of credit, the Company had the option to borrow based upon an adjusted prime borrowing rate or an adjusted LIBOR rate. The credit facility was secured by substantially all of the Company's assets and had a five-year term. Upon the sale of the Computer Telephony business on January 1, 2000, the outstanding balance of $19.6 million under this credit facility was repaid and the facility was terminated. After paying down this facility, the Company had approximately $19 million in cash and cash equivalents, $4.4 million of which is restricted in an escrow account. These funds will be released to the Company in July 2000 and January 2001, subject to potential indemnity claims by Inter-Tel.

The Company expects that the net cash available from the sale of the Computer Telephony business and the planned dispositions of the Healthcare business and investment in DCC will provide sufficient cash and liquidity to finance the investment in the eLottery business for an additional 18 to 24 months.

At December 31, 1999 and 1998, cash and cash equivalents amounted to $1.1 million and $1.5 million, respectively. Cash used by continuing operating activities was $2.1 million in 1999, $3.4 million less than in 1998. Cash used by discontinued operating activities in 1999 was $15.1 million versus $14.4 million in 1998.

Cash provided by investing activities was $6.5 million in 1999, primarily due to the proceeds received from the Claricom notes of $9.3 million. This was partially offset by the repayment of $2.2 million in employee stock loans to a bank, which were guaranteed by the Company in accordance with the terms of the Executive Stock Incentive Plan. Cash used by investing activities totaled $1.1 million for 1998. This included $5 million in cash proceeds as part of a negotiated settlement with a former supplier of the Company's videoconferencing equipment. This was offset by deferred expenses related the operation of the NIL of $4.4 million (which was later written off as part of the asset impairment) and capital expenditures of $1.6 million.

The Company generated $10.3 million in cash from financing activities during 1999. The primary source of cash was borrowings of $11.0 million, offset by payments on capital lease obligations and repurchases of stock. During 1998, the Company generated $8.0 million in its financing activities, primarily from additional bank borrowings of $8.6 million.

Total debt at December 31, 1999 was $33.5 million, an increase of $10.0 million from $23.5 million at December 31, 1998. The increase was a result of $11 million in bank borrowings from the Company's credit facility, and an increase to the carrying value of the convertible subordinated debentures of $0.2 million due to accretion. Debt was reduced by the repayment of $1.2 million in capital lease obligations incurred in connection with equipment and software acquisitions, along with other debt repayments. Total debt at December 31, 1999 included $19.6 million in revolving debt outstanding which was repaid on January 3, 2000 from the proceeds of the sale of the Computer Telephony business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information presented in the "Notes to Financial Statements" included under
Item 8 is incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

eLOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share amounts)

                                                                            Years Ended December 31,
                                                                   1999               1998                 1997
                                                                   ----               ----                 ----
REVENUES                                                        $     12            $     --            $     --

COST OF REVENUES                                                     176                  --                  --
                                                                --------            --------            --------
    Gross Profit (Loss)                                             (164)                 --                  --
                                                                --------            --------            --------

OPERATING EXPENSES:
    Selling, general and administrative                            4,745               1,946               2,331
    Depreciation and Amortization                                  1,085               1,116                  --
    Asset Impairment                                               1,461              25,486                  --
    Non-Cash Compensation Charge                                   2,625                  --                  --
                                                                --------            --------            --------
                                                                   9,916              28,548               2,331

OPERATING LOSS                                                   (10,080)            (28,548)             (2,331)

INTEREST EXPENSE                                                  (3,279)             (2,393)             (1,985)
GAIN ON LITIGATION SETTLEMENT                                         --               5,269                  --
OTHER INCOME, NET                                                  1,337                  55               1,153
                                                                --------            --------            --------
LOSS FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES                                          (12,022)            (25,617)             (3,163)

INCOME TAXES                                                          --                  --                  --
                                                                --------            --------            --------

LOSS FROM CONTINUING OPERATIONS                                  (12,022)            (25,617)             (3,163)
Income (loss) from discontinued operations
    (net of tax benefit of $0, $4,232 and $137 for
    1999, 1998 and 1997, respectively)                           (14,906)            (11,242)              2,942
                                                                --------            --------            --------

NET LOSS                                                        $(26,928)           $(36,859)           $   (221)
                                                                ========            ========            ========

BASIC AND DILUTED LOSS PER SHARE:
    LOSS FROM CONTINUING OPERATIONS                             $  (0.21)           $  (0.51)           $  (0.06)
    DISCONTINUED OPERATIONS                                        (0.25)              (0.23)               0.06
                                                                --------            --------            --------
    NET LOSS                                                    $  (0.46)           $  (0.74)           $     --
                                                                ========            ========            ========

AVERAGE COMMON SHARES OUTSTANDING:                                58,752              49,755              49,655
                                                                ========            ========            ========

The accompanying notes are an integral part of these consolidated statements.

eLOT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


(In thousands, except for share and per share amounts)          December 31,  December 31,
                                                                    1999          1998
                                                                    ----          ----
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                     $  1,060      $  1,482
   Accounts receivable                                                 12            --
   Prepaid expenses and other current assets                          174           711
   Net assets of discontinued operations                           53,402        54,217
                                                                 --------      --------
   Total Current Assets                                            54,648        56,410

PROPERTY AND EQUIPMENT, net                                         2,480         4,210
OTHER ASSETS                                                        5,034        11,516
                                                                 --------      --------
                                                                 $ 62,162      $ 72,136
                                                                 ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt                            $ 19,818      $    504
    Accounts payable                                                5,342         1,148
    Accrued payroll and related costs                                 772           593
    Accrued liabilities                                             3,808         3,141
                                                                 --------      --------
    Total Current Liabilities                                      29,740         5,386

LONG-TERM DEBT                                                     13,660        22,986
                                                                 --------      --------
    Total Liabilities                                              43,400        28,372
                                                                 --------      --------
STOCKHOLDERS' EQUITY:
    Common stock:  $.01 par value; 80,000,000 shares
        authorized; 63,010,953 and 49,834,807 issued and
        outstanding                                                   630           498
    Preferred stock:  $.01 par value                                   --         7,300
    Additional paid-in capital                                     81,054        71,624
    Accumulated other comprehensive loss                             (336)           --
    Accumulated deficit                                           (62,586)      (35,658)
                                                                 --------      --------
    Total Stockholders' Equity                                     18,762        43,764
                                                                 --------      --------
                                                                 $ 62,162      $ 72,136
                                                                 ========      ========

The accompanying notes are an integral part of these consolidated balance sheets.

eLOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


(In thousands)                                                                              Years Ended December 31,
                                                                                1999                 1998                1997
                                                                                ----                 ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Loss from continuing operations                                           $(12,022)           $(25,617)           $ (3,163)
    Adjustments to reconcile net loss to net
      cash provided (used) by operating activities:
      Depreciation and amortization                                              1,085               1,116                  --
      Asset impairment and other related charges                                 1,461              25,486                  --
      Gain on litigation settlement                                                 --              (5,269)                 --
      Stock compensation expense                                                 2,625                  --                  --
      Gain on Claricom notes/warrants                                           (1,161)                 --                  --
        Other, net                                                                 371                 118                 252
    Changes in working capital items:
        Accounts receivable                                                        (12)                 --                  --
        Accounts payable and accruals                                            5,040                (398)             (2,992)
        Other working capital items, net                                           537               5,858                (475)
                                                                              --------            --------            --------

NET CASH PROVIDED (USED) BY
   CONTINUING OPERATING ACTIVITIES                                              (2,076)              1,294              (6,378)

Cash flows used by discontinued operating activities                           (15,119)            (14,427)             (2,454)
                                                                              --------            --------            --------

NET CASH USED BY OPERATING ACTIVITIES                                          (17,195)            (13,133)             (8,832)
                                                                              --------            --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                           (1,048)             (1,566)             (3,165)
   Dispositions of business                                                         --               5,000                  --
   Deferred NIL expenses                                                            --              (4,377)             (2,111)
   Proceeds from Claricom note/warrants                                          9,261                  --                  --
   Payment of ESIP bank loans                                                   (2,154)                 --                  --
   ESIP participants loan settlements                                              925                  --                  --
   Other, net                                                                     (493)               (124)               (789)
                                                                              --------            --------            --------
NET CASH PROVIDED (USED) BY
    INVESTING ACTIVITIES                                                         6,491              (1,067)             (6,065)
                                                                              --------            --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under revolving credit facility                                   11,035               8,582                  --
   Repayments of other long-term debt                                             (192)               (751)               (444)
   Repurchase of stock                                                          (1,338)               (148)             (4,896)
   Proceeds from issuance of stock                                                 777                 272                 268
                                                                              --------            --------            --------
NET CASH PROVIDED (USED) BY FINANCING
   ACTIVITIES                                                                   10,282               7,955              (5,072)
                                                                              --------            --------            --------
DECREASE IN CASH AND CASH EQUIVALENTS                                             (422)             (6,245)            (19,969)
CASH AND CASH EQUIVALENTS - BEGINNING
   OF YEAR                                                                       1,482               7,727              27,696
                                                                              --------            --------            --------
CASH AND CASH EQUIVALENTS - END
  OF YEAR                                                                     $  1,060            $  1,482            $  7,727
                                                                              ========            ========            ========

The accompanying notes are an integral part of these consolidated statements.

eLOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                         Common Stock       Preferred Stock     Additional  Accum. Other    Accum.       Total
(In thousands, except for                ------------       ---------------      Paid-In   Comprehensive   Earnings   Stockholders'
   share amounts)                      Shares     Amount    Shares    Amount     Capital        Loss      (Deficit)     Equity
                                       ------     ------    ------    ------     -------        ----       -------      ------
Balance at December 31, 1996         51,173,755    $512     350,000    $7,300    $76,113      $   --        $1,422      $85,347

Proceeds from issuances of stock
    from employee stock plans           323,490       3                              201                                    204
Warrants exercised for common
    stock                                50,000       1                               60                                     61
Repurchase and cancellation of stock (1,886,886)    (19)                          (4,874)                                (4,893)
Net loss                                                                                                      (221)        (221)
                                     ------------------------------------------------------------------------------------------
Balance at December 31, 1997         49,660,359    $497     350,000    $7,300    $71,500          --        $1,201      $80,498
                                     ------------------------------------------------------------------------------------------

Proceeds from issuances of stock
   from employee stock plans            314,448       2                              150                                    152
Amortization of deferred
   compensation                                                                      121                                    121
Repurchase and cancellation of stock   (140,000)     (1)                            (147)                                  (148)
Net loss                                                                                                   (36,859)     (36,859)
                                     ------------------------------------------------------------------------------------------
Balance at December 31, 1998         49,834,807    $498     350,000    $7,300    $71,624          --      $(35,658)     $43,764
                                     ------------------------------------------------------------------------------------------

Proceeds from issuances of stock
   from employee stock plans            296,151       3                            3,480                                  3,483
Amortization of deferred
   compensation                                                                      120                                    120
Repurchase and cancellation of stock   (420,000)     (4)                          (1,337)                                (1,341)
Conversion of preferred stock
   to common stock                   13,299,995     133    (350,000)   (7,300)     7,167
Comprehensive loss
   Net loss                                                                                                (26,928)     (26,928)
   Unrealized loss of equity security                                                           (336)                      (336)
                                     ------------------------------------------------------------------------------------------
   Total comprehensive loss                                                                                             (27,264)
Balance at December 31, 1999         63,010,953    $630          --    $   --    $81,054        (336)     $(62,586)     $18,762
                                     ==========================================================================================

The accompanying notes are an integral part of these consolidated statements.

eLOT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - NATURE OF THE BUSINESS AND FORMATION OF THE COMPANY

eLOT, Inc. (the "Company" or "eLOT"), formerly known as Executone Information Systems, Inc., is committed to leading the governmental lottery industry into the e-commerce market. The Company has developed, installed and operated systems that have processed ten million e-commerce lottery ticket sales and transactions. It has operated Internet, Intranet, telephone, communications, accounting, banking, database and other applications and services that can facilitate the electronic sale of new and existing lottery products worldwide. The Company has also developed transitional e-commerce solutions for governmental lotteries, which leverage the power of the Internet, while political, legal and social issues surrounding the sales of lottery tickets over the Internet are simultaneously addressed.

A reward-entertainment lottery portal, eLotteryFreeWay offers lottery and entertainment games (for no consideration) with registered players earning ePoints that are redeemable for cash and merchandise credit. eLotteryFreeWay's mission is to build an Internet community whose members are expected to be highly predisposed to purchase governmental lottery tickets over the Internet.

On January 1, 2000, the Company changed its name from Executone Information Systems, Inc. to eLOT, Inc. to recognize the change in the Company's core business focus to the governmental lottery industry.

As discussed more thoroughly in Note C, the Company's Computer Telephony and Healthcare communications businesses, along with certain other assets and liabilities are presented as discontinued operations in the accompanying consolidated financial statements.

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

Revenue Recognition. In 1999, the Company generated its revenues through the sale of advertising on its web site. Advertising revenue is recognized ratably in the period in which the advertising is displayed.

Advertising Expense. The Company expenses advertising costs as incurred. Advertising expense was $312,000, $0 and $0 for the years ended December 31, 1999, 1998, and 1997, respectively.

Earnings Per Share. Earnings per share is calculated in accordance with the provisions of SFAS No. 128, "Earnings Per Share." Basic earnings per share is based upon the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is based upon the weighted average number of shares of common stock outstanding plus the dilutive effect of stock options and warrants outstanding during the period. Stock options and warrants, the convertible preferred stock and the convertible debentures, which are antidilutive, have been excluded from the computations.

Cash Equivalents. Cash equivalents include short-term investments with original maturities of three months or less.

Property and Equipment, net. Property and equipment at December 31, 1999 and 1998 consist of the following:

         (Amounts in thousands)                   1999               1998
         ----------------------                   ----               ----

         Furniture and fixtures                 $    40            $    40
         Leasehold improvements                     115                 --
         Computer hardware and software           3,376              5,013
                                                -------            -------
                                                  3,531              5,053
         Accumulated depreciation                (1,051)              (843)
                                                -------            -------
         Property and equipment, net            $ 2,480            $ 4,210
                                                =======            =======

Depreciation is provided on a straight-line basis over the estimated economic useful lives of property and equipment which range from three to five years. Amortization of leasehold improvements is provided over the lease term of five years. Amortization of computer hardware and software is provided on a straight-line basis over the estimated useful life of three years.

Income Taxes. The Company utilizes the liability method of accounting for income taxes as set forth in SFAS No. 109, "Accounting for Income Taxes". Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

Software and Web Site Development Costs. The Company accounts for these costs in accordance with AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Accordingly, the Company expenses costs incurred in the preliminary stage and, thereafter, capitalizes costs incurred in the developing or obtaining of internal use software and web site development. Such capitalized costs are included in property and equipment and are amortized over a period of three years and are subject to impairment evaluation in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets."

Fair Value of Financial Instruments. The fair value of the Company's Convertible Subordinated Debentures at

December 31, 1999 is approximately $12.1 million, based upon market quotes. The carrying value of all other financial instruments included in the accompanying consolidated financial statements approximate fair value as of December 31, 1999 based upon current interest rates.

Noncash Investing and Financing Activities. The following noncash investing and financing activities took place during the three years ended December 31, 1999:

     (Amounts in thousands)                            1999       1998      1997
     ----------------------                            ----       ----      ----

     Conversion of preferred stock to common stock   $7,300     $   --    $   --
     Common shares exchanged to exercise options
         and warrants                                    24        230       507

Refer to the consolidated statements of cash flows for information on cash-related operating, investing and financing activities.

Reclassifications. Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

NOTE C - DISCONTINUED OPERATIONS

On March 29, 1999, the Company announced that it would divest its Telephony and Healthcare businesses. By divesting the core Telephony and Healthcare businesses, the Company plans to focus its resources on its Internet subsidiary, eLottery, Inc. Accordingly, the Company pursued the sales of these businesses during the remainder of 1999 while continuing to execute each division's respective business development plans. During the fourth quarter of 1999, the Company finalized the plan of disposal for these businesses, and accordingly, started accounting for the businesses as discontinued operations.

On January 1, 2000, the Company completed the sale of its computer telephony division to Inter-Tel, Incorporated for $44.3 million in cash plus the assumption of certain liabilities. The $44.3 million in proceeds includes $4.4 million being held in escrow. These funds will be released to the Company in July 2000 and January 2001, subject to potential indemnity claims by Inter-Tel. A portion of the proceeds was used to repay all of the Company's outstanding revolving debt ($19.6 million) in January 2000. The sales proceeds are subject to adjustment to be determined in 2000. The Company expects to record an aftertax gain from this transaction of between $14 million to $16 million in the first quarter of 2000.

eLOT is also continuing to pursue the sale or other disposition of its healthcare communications business and its investment in Dialogic Communications Corporation (DCC), a private company, based in Franklin, Tennessee, that develops and markets interactive call processing solutions for business, industry and government. In the meantime, both businesses continue to execute their respective plans for further business development. The Company expects to complete the sales of these assets in 2000. The loss from discontinued operations includes an estimated loss on disposal of $5.0 million related to the Healthcare business.

Summarized financial information for the discontinued operations is as follows
(000):

For the years ended December 31,                1999         1998         1997
                                             ---------    ---------    ---------

Revenues                                     $ 128,591    $ 133,498    $ 156,396
Income (Loss) before Income Taxes              (14,906)     (15,474)       2,805
Income (Loss) from Discontinued
   Operations, Net of Taxes                    (14,906)     (11,242)       2,942

As of December 31,                              1999         1998
                                             ---------    ---------

Current Assets                               $  57,981    $  54,539
Total Assets                                    92,706       92,386
Current Liabilities                             36,784       35,017
Total Liabilities                               39,304       38,169
Net Assets of Discontinued Operations           53,402       54,217

During 1995, the Company acquired 47% of the common stock and certain other assets of Dialogic Communications Corporation (DCC), a vendor of certain telephony products, in exchange for 353,118 shares of the Company's common stock and $100,000 cash. In January 2000, the Company acquired an additional 254,686 shares of DCC in exchange for 254,686 eLOT shares from a entity controlled by a director of the Company. The Company believes it now has a 51% interest in DCC. The purpose of the acquisition of these shares was to maximize eLOT's investment upon sale of its ownership in DCC.

NOTE D - DEBT

The Company's debt is summarized below at December 31, 1999 and 1998:

(Amounts in thousands)                                     1999         1998
----------------------                                     ----         ----

Borrowings Under Revolving Credit Facility (a)           $19,617      $ 8,582
Convertible Subordinated Debentures (b)                   12,995       12,822
Capital Lease Obligations (c)                                320          433
Other                                                        546        1,653
                                                         -------      -------
Total Debt                                                33,478       23,490
Less:  Current Portion of Long-Term Debt                  19,818          504
                                                         -------      -------
Total Long-Term Debt                                     $13,660      $22,986
                                                         =======      =======

(a) On August 14, 1998, the Company entered into a revolving credit facility (the "Credit Facility") with Fleet Capital Corporation expiring in 2003. The Credit Facility provided a maximum overall credit line of $30 million consisting of a revolving line of credit for direct borrowings, along with standby and trade letters of credit. Direct borrowings and letter of credit advances were made available pursuant to a formula based on the levels of eligible accounts receivable and inventories. The Credit Facility was fully repaid on January 3, 2000 and is no longer available to the Company. The average interest rate for the years ended December 31, 1999 and 1998 was 9.3% and 9.4%, respectively.

(b) The Company's Convertible Subordinated Debentures (the "Debentures"), issued in April 1986, are due March 15, 2011 and bear interest at 7 1/2%, payable March 15th and September 15th. The face value of the outstanding Debentures at December 31, 1999 was $16.3 million. The face value of the Debentures was adjusted to fair value in connection with the Company's 1988 quasi-reorganization. The Debentures are convertible at the option of the holder into Common Stock of the Company at any time on or before March 15, 2011, unless previously redeemed, at a conversion price of $10.625 per share, subject to adjustment in certain events. Subject to certain restrictions, the Debentures are redeemable in whole or in part, at the option of the Company, at par. The Debentures are also subject to annual sinking fund payments of $1.5 million. In January 1992, $15 million principal amount of Debentures with a book value of $10.1 million was exchanged for 674,865 shares of Convertible Preferred Stock and 2,999,400 Common Stock Purchase Warrants. Debentures reacquired by the Company in the debt-for-equity exchange and in connection with Warrant exercises were delivered in lieu of cash in satisfying sinking fund requirements. Thus, no cash sinking fund payment will be due on the Debentures until March 2008.

(c) The Company has entered into capital lease arrangements primarily for computer hardware and software with a net book value of approximately $0.4 million at both December 31, 1999 and 1998. Such leases have been capitalized using implicit interest rates which range from 8.4% to 9.5%.

The following is a schedule of future maturities of long-term debt at December 31, 1999:

           Years Ending December 31:           (Amounts in thousands)
           -------------------------           ----------------------

                    2000                             $     19,818
                    2001                                      332
                    2002                                      133
                    2003                                       86
                    2004                                       89
                    Thereafter                             13,020
                                                          -------
                                                          $33,478
                                                          =======

The entire outstanding balance under the credit facility of $19.6 million at December 31, 1999 was repaid on January 3, 2000.

For the years ended December 31, 1999, 1998 and 1997, the Company made cash payments of approximately $2.7 million, $1.7 million and $1.8 million, respectively, for interest expense on indebtedness.

NOTE E - INCOME TAXES

eLOT continuing operations have only generated minimal current revenue and there are no historical earnings to support the realization of any current or deferred tax benefits. As a result, no current or deferred tax benefit has been recorded on the Statements of Operations for income taxes applicable to the net losses. eLOT does have certain deferred tax assets which represent future tax deductions, but they can only be utilized if eLOT generates sufficient future taxable income. As of December 31, 1999, a valuation allowance has been provided for the entire deferred tax asset included in continuing operations and all but $22.8 million of deferred tax assets reflected in discontinued operations. The deferred tax asset reflected in discontinued operations is more likely than not to be realized through the sale of these assets.

Deferred tax assets are determined based on the differences between the financial reporting and tax bases of assets. The significant components of the Company's deferred tax assets are as follows:

(Amounts in Thousands)                                   1999             1998
----------------------                                   ----             ----

Net operating loss carryforward                       $ 11,666         $  7,792

Debenture revaluation                                   (1,320)          (1,411)
Start up costs                                           1,427            1,997
Property and equipment                                     226             (445)
Other timing items                                      (1,043)            (991)
                                                      --------         --------
Total deferred tax assets                               10,956            6,942
Valuation allowance                                    (10,956)          (6,942)
                                                      --------         --------
    Deferred tax assets, net                          $     --         $     --
                                                      ========         ========

The differences between the benefit for income taxes at the US statutory rate and the Company's effective rate are summarized as follows:

(Amounts in Thousands)                               1999       1998       1997
----------------------                               ----       ----       ----
Federal tax at statutory rate (34 %)              $(4,087)   $(8,710)   $(1,075)

State income tax, net of federal tax benefit         (589)    (1,255)      (155)
Tax benefit not recorded                            3,616      5,148      1,230
Compensation charges                                  910         --         --
Write off of intangibles                               --      4,780         --
Other, net                                            150         37         --
                                                  -----------------------------
                                                  $    --    $    --    $    --
                                                  =============================

The Company has available federal net operating loss carryforwards (NOLs), subject to review by the Internal Revenue Service, totaling approximately $113 million at December 31, 1999 of which $83 million relates to discontinued operations. These net operating losses expire in the years 2000 to 2018. The Company also has available federal general business tax credit carryforwards of $4.5 million which expire through 2018 and alternative minimum tax credit carryforwards of approximately $900,000, which may be carried forward indefinitely.

For the years ended December 31, 1999, 1998 and 1997, the Company made cash payments of less than $0.1 million, $0.1 million and $0.4 million, respectively, for income taxes.

NOTE F - EARNINGS PER SHARE

A reconciliation of the Company's earnings (loss) per share calculations from continuing operations for the three years ended December 31, 1999 is as follows:

(In thousands, except for per
 share amounts)                           Loss from                    Per Share
                                        Continuing Ops     Shares       Amount
                                        --------------     ------       ------

For the year ended December 31, 1999:

Basic and Diluted Loss Per Share           $(12,022)       58,752       $(0.21)
                                           ========        ======       ======

For the year ended December 31, 1998:

Basic and Diluted Loss Per Share           $(25,617)       49,755       $(0.51)
                                           ========        ======       ======

For the year ended December 31, 1997:

Basic and Diluted Loss Per Share           $ (3,163)       49,655       $(0.06)
                                           ========        ======       ======

The Company's Convertible Subordinated Debentures (see Note D(b)) are convertible into approximately 1.5 million shares of common stock as of December 31, 1999. The shares issuable upon conversion of the Debentures were not included in the computation of diluted earnings per share because they would be antidilutive for each of the periods presented. Options to purchase approximately 1.8 million, 163,000 and 139,000 shares of common stock as of December 31, 1999, 1998 and 1997, respectively, were not included in the computation of diluted earnings per share due to the net losses for those years. Options to purchase 1.0 million, 1.8 million and 1.2 million shares of common stock as of December 31, 1999, 1998 and 1997, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the shares of common stock.

The convertible preferred stock issued in connection with the acquisition of eLottery was antidilutive, at issuance, and has been excluded from the above calculations. Effective April 13, 1999, the convertible preferred stock was converted into common stock. (see Note M).

NOTE G - COMMITMENTS AND CONTINGENCIES

Operating Leases. The Company conducts its business operations in leased premises under a noncancellable operating lease agreement entered into in March 1999 and expiring in March 2004. Rental expense under this operating lease amounted to $0.2 million for the year ended December 31, 1999. Prior to March 1999, the Company's premises were part of the facilities leased for the Computer Telephony and Healthcare businesses.

The following represents the future minimum rental payments due under this noncancellable operating lease as of December 31, 1999:

         Years Ending December 31,          (Amounts in thousands)
         -------------------------          ----------------------

                  2000                               $ 75
                  2001                                 78
                  2002                                 79
                  2003                                 82
                  2004                                 20
                                                     ----
                                                     $334
                                                     ====

Litigation: The Company currently is named as a defendant in a number of lawsuits and is a party to a number of proceedings that have arisen in the normal course of its business. Those lawsuits and proceedings relate primarily to the collection of indebtedness owed to the Company and various contract disputes. In the opinion of the Company, these proceedings are not expected to have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

NOTE H - OTHER ASSETS

Other assets consist of the following as of December 31, 1999 and 1998, respectively:

(Amounts in thousands)                               1999            1998
---------------------                                ----            ----

ESIP Receivable                                     $2,983          $1,754
Notes/Warrants from Claricom                            --           8,100
Investment in Virtgame (a)                             364             700
Prepaid Executive Life Insurance and Other           1,687             962
                                                    ------         -------
                                                    $5,034         $11,516
                                                    ------         -------

(a) The investment in Virtgame has been written down to the market value of this investment at December 31, 1999. Such amount is reflected in Accumulated Other Comprehensive Loss in the accompanying consolidated financial statements. The Company has also announced its intent to purchase the remaining outstanding shares of Virtgame (see Note Q).

NOTE I - STOCK OPTIONS AND WARRANTS

The Company has established stock option plans under which it is authorized to grant both incentive stock options and non-qualified stock options to officers and other key employees. Options are generally granted at a price not less than the fair market value on the date of the grant and become exercisable over a four-year period and expire after five to ten years. In December 1999, options to purchase 1.0 million shares of common stock were issued at a price less than market value at the date of grant. Accordingly, the Company recorded $2.6 million in compensation expense. Shares available for granting of future options under these plans amounted to 10.9 million as of December 31, 1999.

The Company also had non-plan options outstanding at December 31, 1999, all of which were exercisable. These options expire at various dates through March 2001.

A summary of the status of the Company's stock option plans, as well as non-plan options, as of December 31, 1999, 1998 and 1997 is as follows:

                                          1999                                1998                               1997
                                --------------------------         --------------------------           -----------------------
                                                 Weighted                           Weighted                          Weighted
                                                  Average                            Average                           Average
                                                  Exercise                           Exercise                          Exercise
                                  Shares           Price             Shares           Price               Shares        Price
                                --------------------------         --------------------------           -----------------------
Outstanding 1/1                 2,255,199          $2.42           1,510,899          $2.89             1,972,485       $2.54
Granted                         2,314,900          $2.63           1,407,400          $1.90               251,400       $2.32
Exercised                        (200,512)         $2.66            (138,550)         $2.01              (481,786)      $1.23
Cancelled                        (138,612)         $3.67            (524,550)         $2.51              (231,200)      $2.71
                                 --------                           --------                             --------

Outstanding 12/31               4,230,975          $2.44           2,255,199          $2.42             1,510,899       $2.89
                                =========                          =========                            =========

Options exercisable
    12/31                       3,260,975          $2.48             994,025          $3.06             1,017,134       $3.04
                                =========                            =======                            =========

Information relative to options outstanding at December 31, 1999 is as follows:

                                      Options Outstanding                          Options Exercisable
                        ----------------------------------------------        ---------------------------
                                           Weighted           Weighted                           Weighted
                           Shares           Average           Average            Shares          Average
   Exercise             Outstanding        Remaining          Exercise        Exercisable        Exercise
    Prices                12/31/99         Life (yrs)          Price            12/31/99          Price
---------------         ---------------------------------------------------------------------------------
$1.13 - $  2.00           1,909,600           7.0              $1.39            1,329,600         $1.45
$2.03 - $  3.00             576,875           2.6              $2.37              576,375         $2.37
$3.10 - $  3.25             636,900           1.4              $3.13              636,900         $3.13
$3.87 - $  6.38           1,107,600           5.0              $3.89              718,100         $3.88
                          ---------                                             ---------
$1.13 - $  6.38           4,230,975           5.0              $2.44            3,260,975         $2.48
                          =========                                             =========

The fair value of options granted during 1999, 1998 and 1997 was $3.80, $1.23 and $1.24 per share, respectively. Fair value was estimated using the Black-Scholes option-pricing model with the following assumptions: expected volatility ranging from 85% to 150%, a risk-free interest rate ranging from 6.0% to 6.6%, an expected option life of 5.0 years and no dividend yield. The Company applies APB Opinion 25 in accounting for its plans. Other than the $2.6 million recognized for 1.0 million options granted at below market value, no compensation cost has been recognized for its stock option plans. If compensation cost had been determined in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," net income would have been reduced by $2.6 million, $0.4 million and $0.2 million for 1999, 1998 and 1997, respectively. The reduction in earnings per share would have been $0.04 in 1999 and immaterial in 1998 and 1997.

As of December 31, 1999, the Company has warrants outstanding that permit the holders to purchase a total of 325,000 shares of Common Stock at prices ranging from $1.25 to $5.31 per share, expiring through May 2004. At December 31, 1999, 250,000 of these warrants were exercisable. Warrants were exercised for 50,000 shares of Common Stock for the year ended December 31 1997 at an average price of $1.21. No warrants were exercised during 1999 or 1998.

NOTE J - STOCK PURCHASE PLAN

A total of 2,750,000 shares of Common Stock are authorized for issuance under the Company's employee stock purchase plan (the "Employee Plan"). The Employee Plan permits eligible employees to purchase up to 1,000 shares of Common Stock at the lower of 85% of the fair market value of the Common Stock at the beginning or at the end of each six-month offering period. Pursuant to the Employee Plan, 30,242, 39,866 and 63,904 shares of common stock were sold to employees during the three years ended December 31, 1999, 1998 and 1997, respectively. The weighted average fair value of these purchase rights for 1999, 1998 and 1997 was $1.46, $0.86 and $0.67 per share, respectively. Fair value was estimated using the Black-Scholes option pricing model with the following assumptions used for all three years: expected volatility ranging from 85% to 150%, risk-free interest rate of 6.6%, an expected term of six months and no dividend yield.

The Company applies APB Opinion 25 in accounting for the Employee Plan and, accordingly, no compensation cost has been recognized. If compensation cost had been determined in accordance with SFAS No. 123, the impact on net income and earnings per share would have been immaterial for 1999, 1998 and 1997.

In 1994, the Company's shareholders adopted the 1994 Executive Stock Incentive Plan (the "Executive Plan"), which enabled officers and other key employees to purchase a total of up to 3,000,000 shares of the Company's Common Stock. During 1995 and 1994, the Participants purchased 140,000 and 2,745,000 shares of Common Stock, respectively, at fair market value, which were financed through individual bank borrowings at market interest rates by each Participant from Bank of America Illinois (the "Bank"), payable over five years. In December 1997, the Company agreed, subject to obtaining the agreement of the Bank, that it would allow the loans to remain outstanding until December 2001. The Company lends each Participant 85% of the interest due to the Bank and, beginning in December 1997, the Company also loaned each participant the 15% of the interest that would otherwise have been currently payable. In October 1999, the Company repaid $2.2 million to the Bank, representing the entire outstanding principal owed by the Plan participants. Such repayment was added to the balance receivable from participants, which had previously consisted only of interest paid by the Company on behalf of the participants. As of December 31, 1999 and 1998, the amount receivable from Plan participants was $3.0 million and $1.7 million, respectively. Shares acquired under the Executive Plan are held by the Company as security under a loan and pledge agreement. Subsequent to December 31, 1999, approximately $2.3 million of the amount receivable under the Plan was repaid to the Company.

Based upon separation agreements with certain executives effective during 1998, the Company agreed to repurchase 560,000 shares of Common Stock from Participants in the Executive Plan, of which 140,000 shares were paid for in 1998 and 420,000 shares in 1999.

NOTE K - 401K SAVINGS

The Company has a 401(k) Savings Plan under which it matches employee contributions at the discretion of the Company's Board of Directors. The Company's matching contribution, consisting of shares of its Common Stock purchased in the open market, is equal to 25% of each employee's contribution, up to a maximum of $660 per employee. The expense for the matching contribution for the years ended December 31, 1999, 1998 and 1997 was approximately $13,000, $10,000 and $7,000, respectively.

NOTE L - OTHER INCOME, NET

Other Income, net consists of the following for the three years ended December 31, 1999:

(Amounts in thousands)                     1999         1998         1997
                                           ----         ----         ----

Interest income                           $  120        $ 157       $  741
Gain on Claricom note/warrants             1,161           --           --
Other, net                                    56         (102)         412
                                          ------        -----       ------
                                          $1,337        $  55       $1,153
                                          ======        =====       ======

NOTE M - PREFERRED STOCK

The preferred stock consisted of 250,000 shares of Cumulative Convertible Preferred Stock, Series A (Series A Preferred Stock) and 100,000 shares of Cumulative Contingently Convertible Preferred Stock, Series B (Series B Preferred Stock). The Series A Preferred Stock was to earn dividends equal to 18.5% of the consolidated retained earnings of eLottery as of the end of a fiscal period, less any dividends paid to the holders of the Series A Preferred Stock prior to such date. Each Series B Preferred Stock had voting rights equal to one share of common stock and, as originally issued, was to earn dividends equal to 31.5% of the consolidated retained earnings of eLottery as of the end of a fiscal period, less any dividends paid to the holders of the Series B Preferred Stock prior to such date. On April 7, 1999, the Company reached agreement with the preferred shareholders to accelerate conversion of the Series A and Series B Preferred Stock, with such shares actually being converted effective April 13, 1999.

NOTE N - ASSET IMPAIRMENT

On December 17, 1998, the United States District Court for the District of Idaho ruled in the case of AT&T vs. Coeur d'Alene Tribe that the orders previously issued by the Tribal Court upholding the legality of the US Lottery were erroneous. In response to this legal decision, eLottery and the CDA terminated operation of the NIL and the US Lottery in every state where it had been offered. As a result, the Company has reevaluated certain of its assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets." Based upon such review, management determined that both the intangibles and the advances to the NIL were impaired as of the date of this legal decision. As of December 17, 1998, net intangibles and Advances to NIL of $12.9 million and $11.2 million, respectively, were written down to zero, which represented the estimated fair value of the assets, as no future cash flows were to be generated by the NIL. In addition, $0.7 million in NIL startup costs (primarily post-acquisition building costs) included in other assets were also impaired. This amount would have been written off as of January 1, 1999 with the adoption of SOP 98-5. However, due to the termination of NIL operations, management concluded that it should be written off during the fourth quarter of 1998. Shutdown costs and other adjustments amounted to an additional $0.7 million, all of which was paid as of December 31, 1999.

During 1999, the Company performed an additional evaluation of the realizability of certain fixed assets and determined that certain computer hardware and software costs were impaired based upon the current changes in technology which has resulted in such computer hardware and software no longer being used in the Company's operations. As a result of this review, the Company recorded an asset impairment charge of $1.5 million in 1999.

NOTE O - OTHER BUSINESS DISPOSITIONS

In February 1999, the Company received $9.3 million from Claricom as payment in full for a $5.9 million junior subordinated note plus interest, along with the redemption of warrants. The note and warrants were part of the consideration received when the Company sold its direct sales and service organization in 1996.

In June 1996, the Company sold its Videoconferencing division to BT Visual Images LLC for a $0.2 million note, royalties on videoconferencing revenue through June 1998 and contingent consideration related to the sale of equipment inventory. The Company recorded a loss of $3.9 million on the transaction. In October 1998, the Company received $5 million in cash, as part of a negotiated legal settlement with its former supplier of videoconferencing equipment, resulting in a $5.3 million gain in 1998.

NOTE P - SELECTED QUARTERLY FINANCIAL DATA

The following is a summary of unaudited selected quarterly financial data for the years ended December 31, 1999 and 1998:

                                                                            Three Months Ended
                                                      ----------------------------------------------------------------
                                                       March 31,        June 30,       September 30,      December 31,
(In thousands, except for per share amounts)             1999             1999              1999              1999
                                                      ----------       ----------      -------------      ------------
Revenues                                              $    --          $    --           $    --          $     12
Gross Profit (Loss)                                        --               --                --              (164)
Loss Before Income Taxes from
   Continuing Operations                                 (662)          (2,204)           (2,394)           (6,762)
Loss From Continuing Operations                          (662)          (2,204)           (2,394)           (6,762)
Discontinued Operations                                (2,369)          (2,063)             (775)           (9,699)
Net Loss                                               (3,031)          (4,267)           (3,169)          (16,461)
Loss Per Share:
   Continuing Operations                                (0.01)           (0.04)            (0.04)            (0.11)
   Discontinued Operations                              (0.05)           (0.03)            (0.01)            (0.15)

                                                                            Three Months Ended
                                                      ----------------------------------------------------------------
                                                       March 31,        June 30,       September 30,      December 31,
(In thousands, except for per share amounts)             1998             1998              1998              1998
                                                      ----------       ----------      -------------      ------------
Revenues                                              $       --       $      --         $      --        $       --
Gross Profit                                                  --              --                --                --
Loss Before Income Taxes From
   Continuing Operations                                  (1,080)         (1,118)           (1,603)          (21,816)
Income (Loss) From Continuing Operations                  (1,080)         (1,118)           (1,603)          (21,816)
Discontinued Operations                                   (1,398)           (605)             (546)           (8,693)
Net Loss                                                  (2,478)         (1,723)           (2,149)          (30,509)
Loss Per Share:
   Continuing Operations                                   (0.02)          (0.02)            (0.03)            (0.44)
   Discontinued Operations                                 (0.03)          (0.01)            (0.01)            (0.17)

The three months ended December 31, 1999 and 1998 include the write-off of $1.5 million and $25.5 million, respectively, in assets related to certain computer hardware and software that is no longer being used and termination of the NIL, respectively (See Note N). The fourth quarter of 1998 also includes a nonrecurring $5.3 million gain on a negotiated settlement with a former supplier of videoconferencing equipment (see Note O).

NOTE Q - SUBSEQUENT EVENT (UNAUDITED)

On February 25, 2000, the Company announced that it has entered into a Letter of Intent to purchase Virtgame.com Corp. (VGTI), a leading provider of Internet enabling technology to the lottery and gaming industries. Under terms of the proposed agreement, the Company may issue up to 3.4 million shares for all the outstanding shares of VGTI. The agreement is subject to certain conditions, including the discontinuation of operations of VGTI's Constellation virtual casino, completion of due diligence, signing a definitive agreement and VGTI shareholder approval.

On March 6, 2000, the Company announced that it has entered into a strategic alliance with Global Technologies Limited ("GTL") to facilitate and develop e-commerce sales and technologies of lottery and other governmental authorized gaming related products. In connection therewith, the Company agreed to issue a warrant to GTL to purchase 1,000,000 shares of the Company's stock at $6.00 per share.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
eLOT, Inc.:

We have audited the accompanying consolidated balance sheets of eLOT, Inc. (a Virginia corporation, formerly Executone Information Systems, Inc.) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eLOT, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Stamford, Connecticut
February 4, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this Item, except for information regarding Executive Officers of the Registrant that is included in Part I, is incorporated herein by reference to the Proxy Statement of the Registrant for the 2000 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

      The information required by this Item is incorporated herein by reference to the Proxy Statement of the Registrant for the 2000 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this Item is incorporated herein by reference to the Proxy Statement of the Registrant for the 2000 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this Item is incorporated herein by reference to the Proxy Statement of the Registrant for the 2000 Annual Meeting of Shareholders.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1), (a)(2) and (d). The financial statements required by this item and incorporated herein by reference are as follows:

Report of Independent Public Accountants

Consolidated Balance Sheets - December 31, 1999 and 1998

Consolidated Statements of Operations - Years ended December 31, 1999, 1998 and 1997

Consolidated Statements of Changes in Stockholders' Equity - Three years ended December 31, 1999

Consolidated Statements of Cash Flows - Years ended December 31, 1999, 1998 and 1997

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

3-3 Articles of Amendment filed January 4, 2000, amending the Company's Articles of Incorporation. Filed herewith.

3-4 Bylaws, as amended. Incorporated by reference to the Registrant's Registration Statement on Form S-3 (File No. 33-62257) filed August 30, 1995.

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

10-3 1999 Stock Incentive Plan. Incorporated by reference to the Registrant's definitive Proxy Statement ( Form 14A) filed on November 18, 1999.

10-6 1990 Directors' Stock Option Plan as amended July 30, 1996. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, filed on March 31, 1997.

10-7 1994 Executive Stock Incentive Plan. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

10-8 1998 Transition and Retention Plan. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

10-20 Warrant to Purchase 25,000 Shares of Common Stock of the Registrant, in favor of Jerry M. Seslowe, dated February 1, 1996. Incorporated by reference to the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1996 filed on April 30, 1997.

10-21 Warrant to Purchase 25,000 Shares of Common Stock of the Registrant, in favor of John P Hectus, dated November 18, 1998. Incorporated by reference to the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1998.

10-22 Warrant to Purchase 25,000 Shares of Common Stock of the Registrant, in favor of Philip D. Gunn, dated May 21, 1999. Filed herewith..

21    Subsidiaries of eLOT, Inc. Filed herewith.

23    Consent of Arthur Andersen LLP. Filed herewith.

27    Financial Data Schedule. Filed herewith.

Undertakings
------------

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

Reports on Form 8-K

The Registrant filed no reports on Form 8-K during the quarter ended December 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      eLOT, Inc.

                                      By: /s/ Barbara C. Anderson
                                         _____________________________________
                                      Barbara C. Anderson, Senior Vice
                                      President

March 29, 2000
Norwalk, Connecticut

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 29, 2000
                                     /s/ Stanley J. Kabala
                                     -------------------------------------------
                                     Stanley J. Kabala
                                     Chairman, President and Chief  Executive
                                     Officer     (Principal Executive
                                     Officer)

March 29, 2000                       /s/  Edward W. Stone, Jr.
                                     -------------------------------------------
                                     Edward W. Stone, Jr.
                                     Senior Vice President, Finance,
                                     and Chief Financial Officer
                                     (Principal Financial and Accounting
                                     Officer)

March 29, 2000                       /s/ Richard J. Fernandes
                                     -------------------------------------------
                                     Richard J. Fernandes, Director

March 29, 2000
                                     -------------------------------------------
                                     Philip D, Gunn, Director

March 29, 2000                       /s/ John P. Hectus
                                     -------------------------------------------
                                     John P. Hectus, Director

March 29, 2000                       /s/ Jerry M. Seslowe
                                     -------------------------------------------
                                     Jerry M. Seslowe, Director

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
eLOT, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of eLOT, Inc. and subsidiaries included in this Form 10-K, and have issued our report thereon dated February 4, 2000.
Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Stamford, Connecticut
February 4, 2000

                                                         SCHEDULE II


                        VALUATION AND QUALIFYING ACCOUNTS
                           (Amounts in Thousands)


                                                      Additions                 Deductions
                                               --------------------------       ---------
                                                 Charged        Charged
                               Balance at       (Credited)      (Credited)                   Balance at
                               Beginning       to Costs and     to Other                       End of
Description                    of Period         Expenses        Accounts       Payments       Period
-----------                    ---------       ------------     ---------       --------     -----------

Year ended December 31, 1999
 Reserve for Discontinued
  Operations                    $5,424            $1,320           --             $(4,364)       $2,480

Year ended December 31, 1998
 Reserve for Discontinued
  Operations                      --               9,028           --              (3,604)        5,424

Year ended December 31, 1997
 Reserve for Discontinued
  Operations                      --                 --            --                 --            --


                                      60




