Form 10-K405/A
period 1999-12-31
ELOT INC
filed 2000-04-28
CIK 725282

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------
                                  FORM 10-K/A

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER: 0-11551

                                   ELOT, INC.

              (formerly named EXECUTONE Information Systems, Inc.)
             (Exact name of registrant as specified in its charter)

                     VIRGINIA                                           86-0449210
          (State or other jurisdiction of                            (I.R.S. Employer
          incorporation or organization)                            Identification No.)

           301 MERRITT 7 CORPORATE PARK                                    06851
               NORWALK, CONNECTICUT                                     (Zip Code)
     (Address of principal executive offices)

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

                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the common stock held by non-affiliates of the registrant (assuming for this purpose that all executive officers and directors of the registrant are affiliates) as of February 29, 2000 was $373,892,440, based on the last sale price for the common stock on that date.

     The number of shares outstanding of the registrant's only class of common stock, $.01 par value per share, as of February 29, 2000, was 63,946,867.

                      DOCUMENTS INCORPORATED BY REFERENCE

           None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM                                                                PAGE
----                                                                ----
                                 PART I
 1.   Business....................................................    1
 2.   Properties..................................................   14
 3.   Legal Proceedings...........................................   14
 4.   Submission of Matters to a Vote of Security Holders.........   14

                                PART II
 5.   Market for Registrant's Common Equity and Related
        Stockholder Matters.......................................   15
 6.   Selected Financial Data.....................................   16
 7.   Management's Discussion and Analysis of Financial Condition
        and Results of Operations.................................   17
 7A.  Quantitative and Qualitative Disclosures About Market
        Risk......................................................   20
 8.   Financial Statements and Supplementary Data.................   21
 9.   Changes in and Disagreements with Accountants on Accounting
        and Financial Disclosure..................................   37

                                PART III
10.   Directors and Executive Officers of the Registrant..........   37
11.   Executive Compensation......................................   40
12.   Security Ownership of Certain Beneficial Owners and
        Management................................................   46
13.   Certain Relationships and Related Transactions..............   47

                                PART IV
14.   Exhibits, Financial Statement Schedules and Reports on Form
        8-K.......................................................   49

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

     eLOT has also launched a reward-entertainment lottery portal, eLotteryFreeWay, which offers lottery and entertainment games (for no consideration) with registered players earning "ePoints" that are redeemable for cash and merchandise. The eLotteryFreeWay is located at http://www.elotteryfreeway.com. eLottery's corporate web site is on the World Wide Web at http://www.eLottery.com.

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

     The Company's electronic lottery distribution system is potentially composed of the following elements that can be used together or on a stand-alone basis depending upon the specific application:

     - Basic Operation. A customer registers, opens an account, and receives a user identification number and password. Registration can be through the Internet, by telephone or in person at a lottery retail store. The customer deposits funds into the account by debit card, cash or check. Once the account is funded, the customer may use the available balance to purchase tickets to play the games or other merchandise. Any prizes are credited to the account. Customer withdrawals can be requested through the Internet, by telephone or in person at a lottery retail store.

     - Card Access. The system can also be accessed using player cards. Player cards add several dimensions to the system, particularly from a regulatory point of view. Because these cards are issued at controlled facilities, access to the system can be equally controlled, enforcing, for example, age requirements, residency requirements, use of cash and amount of play. In addition, these lottery cards can be sold through the lotteries' existing agent distribution channel. Several types of cards are available including bearer cards, bonus cards, club cards and prepaid lottery cards.

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

     - Client Server Architecture. The eLottery system is designed so that players can access the system using several different devices connected to the centralized server. For example, players can use personal computers connected over the Internet; custom-designed electronic lottery terminals connected via a LAN or over the Internet, or a voice response unit connected by telephone. Administrative terminals can be connected via the Internet, thus allowing the operation and administration of the eLottery system to be conducted from remote locations.

     - Centralized Accounting Server. A centralized accounting server keeps track of all of the transactions on the system. This server accounts for and controls transactions with customers including registration, deposits, withdrawals, purchases of tickets or other merchandise and the awarding of prizes. The centralized accounting server produces a myriad of reports to monitor both the player's activities as well as the performance of the games according to their individual working papers.

     - Lottery Server. The lottery server is a centralized network of computers controlling the essential operations of the games including the game play, issuance of the tickets or generation of a random event, determination of a winner and the awarding of the prize.

     - Banking System. This system validates the credit card information received from the customer with the national Visanet network. The system is currently capable of processing 10,000 transactions per hour in about 10 seconds each and is expandable to handle a larger volume of transactions.

     - Intranet System. The Intranet system is based on the same architecture as the Internet system using private connections instead of the Internet.

     - Lottery Stations. Lottery stations can be several different devices. The lottery games can be played using personal computers connected either via the Internet or direct dial. Games can be played using custom-designed electronic lottery terminals or the draw games can be played using a telephone. Custom-designed electronic lottery terminals are built using standard "off the shelf" hardware components consisting primarily of a touch screen monitor and a standard Pentium processor networked to the central system.

     - Cashier Terminals. The cashier stations can accept the player deposits. The player presents the card, which is swiped reading the card ID and password into the system. Funds are received from the player and entered by the cashier. The central system then adds the deposit to the balance of the account associated with the card. To withdrawal balances from the card, the player again, presents the card to the cashier, the cashier then swipes the card and the system displays the "card" balance. The cashier disburses the requested cash to the player.

     - Automatic Recharge Machines ("ARMs"). Funds can also be added through automated recharge machines. The player inserts the card into a reader and inserts the amount of money they wish to add into a bill collector. The system updates the balances, the ARM prints a receipt and returns the card.

     - Agent Cards. The card reader of the ARM will also identify an authorized agent's card. This access will permit the agent to obtain information about the machine as well as perform the "empty" function. To empty a machine, the agent inserts their agent card and the appropriate PIN. The agent opens the machine and takes out the bill collection box and inserts a new bill collection box. Once this process is completed, the agent finishes the empty process and a receipt is printed that should equal the balance in the box. The receipt also identifies the ARM from which it was taken, the user ID of person emptying the machine as well as the date and time of the process.

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

     The IMARCS program also offers Lotteries the capability to capture Internet based advertising revenue from their current web sites. Official lottery web sites receive millions of hits per month, yet yield no advertising revenue because many are unable to accept revenue that falls outside of lottery ticket sales. The program can capture, collect and bill third party advertising revenue as a web based advertising agent. The new revenue can then be exchanged for IMARCS Internet marketing campaigns and subscription services -- generating an Internet ad revenue stream that funds Internet direct marketing campaigns to increase ticket sales. eLottery would receive transaction commissions on the outbound Internet marketing campaigns. This optional IMARCS feature offers Lotteries full discretionary authority to control who would be allowed to advertise on their web site. The advertising revenues collected through IMARCS would assist lotteries with their initial Internet marketing efforts and allow current advertising budgets to be utilized for other forms of advertising media.

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

     Currently, there are two bills pending in Congress that may affect Internet lotteries: Senate Bill S. 692 ES, also known as the Kyl Bill, and H.R. 3125, or the Goodlatte/McCollum Bill. If passed, the Kyl Bill may limit the purchase of lottery tickets via an electronic network to terminals in places open to the general public, which would prohibit the purchase of lottery tickets from a home computer. This prohibition could have a material adverse effect on our ability to carry out our current business plan. The Goodlatte/ McCollum Bill in its current form would permit purchases from a home computer over either a "closed loop" intrastate computer lottery network or the Internet so long as the purchaser "receives from the State lottery a user name and password specific to the individual player for use in betting and wagering in the State lottery or multi-State lottery." The Goodlatte/McCollum Bill also would allow purchases of lottery tickets from terminals in places open to the general public. In their current forms, which are subject to amendment, neither bill, if passed, would otherwise materially limit the sale of state lottery tickets offered exclusively to state residents, as envisioned by our business plan.

     The Kyl Bill was referred to the Senate Judiciary Committee on January 27, 2000 and then to the Subcommittee on Crime on February 3, 2000. The Bill awaits action by the full Senate. The Goodlatte/ McCollum Bill was referred to the Subcommittee on Crime and hearings were held on March 9, 2000. It is uncertain whether the Kyl Bill, the Goodlatte/McCollum Bill or any bill dealing with Internet lotteries will be passed by both houses of Congress and signed into law. If legislation restricting our ability to carry out our business plan is enacted into law, it could have a material adverse effect on the operations of eLOT.

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

     The asset purchase agreement pursuant to which eLOT sold the computer telephony business to Inter-Tel, described under "Proposal 1" in the Proxy Statement dated November 17, 1999, which section is incorporated herein by reference, was approved by a vote of the majority of the Company's outstanding Common Stock as follows:

For:                               32,654,710
Against:                              172,412
Abstain:                               83,804

     The amendment of the company's Articles of Incorporation to change the name of the company described under "Proposal 2" in the Proxy Statement dated November 17, 1999, which section is incorporated herein by reference, was approved by a vote of the majority of the Company's outstanding Common Stock as follows:

For:                               34,109,849
Against:                              128,131
Abstain:                               66,114

     The amendment of the company's Articles of Incorporation to increase the authorized common stock described under "Proposal 3" in the Proxy Statement dated November 17, 1999, which section is incorporated herein by reference, was approved by a vote of the majority of the Company's outstanding Common Stock as follows:

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

FISCAL PERIOD                                                 HIGH      LOW
-------------                                                 ----      ---
1999
First Quarter...............................................  $ 4 1/8   $1 17/32
Second Quarter..............................................   12        3
Third Quarter...............................................    5 15/32  2 15/16
Fourth Quarter..............................................    6 28/32  2 3/16
1998
First Quarter...............................................  $ 2 19/32 $2 1/8
Second Quarter..............................................    2 5/8    1 23/32
Third Quarter...............................................    2 1/32   1 2/32
Fourth Quarter..............................................    2 3/32    11/16

     It is the present policy of the Board of Directors to retain earnings for use in the business and the Company has not paid any dividends and does not anticipate paying any cash dividends on the Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     The following is selected financial data for eLOT for the five years ended December 31, 1999.

                                                        YEARS ENDED DECEMBER 31,
                                           ---------------------------------------------------
                                             1999       1998      1997       1996       1995
                                           --------   --------   -------   --------   --------
                                              (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
Revenues.................................  $     12   $     --   $    --   $     --   $     --
                                           ========   ========   =======   ========   ========
Loss Before Income Taxes From Continuing
  Operations.............................  $(12,022)  $(25,617)  $(3,163)  $ (3,405)  $ (4,739)
                                           ========   ========   =======   ========   ========
Loss From Continuing Operations..........  $(12,022)  $(25,617)  $(3,163)  $ (3,405)  $ (4,739)
Income (Loss) From Discontinued
  Operations, Net of Taxes(1)............   (14,906)   (11,242)    2,942     27,567    (32,195)
Extraordinary Item -- Loss on
  Extinguishment of Debt, Net of
  Taxes(2)...............................        --         --        --       (355)        --
                                           --------   --------   -------   --------   --------
Net Income (Loss)........................  $(26,928)  $(36,859)  $  (221)  $ 23,807   $(36,934)
                                           ========   ========   =======   ========   ========
BASIC EARNINGS (LOSS) PER SHARE:
  Continuing Operations..................  $  (0.21)  $  (0.51)  $ (0.06)  $  (0.06)  $  (0.10)
  Discontinued Operations................     (0.25)     (0.23)     0.06       0.53      (0.69)
  Extraordinary Item.....................        --         --        --      (0.01)        --
                                           --------   --------   -------   --------   --------
  Net Income (Loss)......................  $  (0.46)  $  (0.74)  $    --   $   0.46   $  (0.79)
                                           ========   ========   =======   ========   ========
DILUTED EARNINGS (LOSS) PER SHARE:
  Continuing Operations..................  $  (0.21)  $  (0.51)  $ (0.06)  $  (0.07)  $  (0.10)
  Discontinued Operations................     (0.25)     (0.23)     0.06       0.53      (0.69)
  Extraordinary Item.....................        --         --        --      (0.01)        --
                                           --------   --------   -------   --------   --------
  Net Income (Loss)......................  $  (0.46)  $  (0.74)  $    --   $   0.45   $  (0.79)
                                           ========   ========   =======   ========   ========
Total Assets.............................  $ 62,162   $ 72,136   $98,728   $106,090   $ 98,148
                                           ========   ========   =======   ========   ========
Long-Term Debt...........................  $ 13,660   $ 22,986   $13,821   $ 13,401   $ 29,829
                                           ========   ========   =======   ========   ========
Cash Dividends Declared Per Share(3).....  $     --   $     --   $    --   $     --   $     --
                                           ========   ========   =======   ========   ========

---------------

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

     The loss from discontinued operations includes an estimated loss on disposal of $5.0 million related to the healthcare business. The estimated loss included the write-off of goodwill of $3.6 million and estimated costs of disposal of $1.4 million. The Company closed the sale of its Computer Telephony business on January 1,

2000 for $44.3 million in cash. The Company expects to record an aftertax gain in the range of $14-$16 million on this sale in the first quarter of 2000.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              ELOT, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       YEARS ENDED DECEMBER 31,
                                                             ---------------------------------------------
                                                                 1999             1998            1997
                                                             ------------     ------------     -----------
                                                             (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
REVENUES...................................................    $     12         $     --         $    --
COST OF REVENUES...........................................         176               --              --
                                                               --------         --------         -------
  Gross Profit (Loss)......................................        (164)              --              --
                                                               --------         --------         -------
OPERATING EXPENSES:
  Selling, general and administrative......................       4,745            1,946           2,331
  Depreciation and Amortization............................       1,085            1,116              --
  Asset Impairment.........................................       1,461           25,486              --
  Non-Cash Compensation Charge.............................       2,625               --              --
                                                               --------         --------         -------
                                                                  9,916           28,548           2,331
OPERATING LOSS.............................................     (10,080)         (28,548)         (2,331)
INTEREST EXPENSE...........................................      (3,279)          (2,393)         (1,985)
GAIN ON LITIGATION SETTLEMENT..............................          --            5,269              --
OTHER INCOME, NET..........................................       1,337               55           1,153
                                                               --------         --------         -------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES........     (12,022)         (25,617)         (3,163)
INCOME TAXES...............................................          --               --              --
                                                               --------         --------         -------
LOSS FROM CONTINUING OPERATIONS............................     (12,022)         (25,617)         (3,163)
Income (loss) from discontinued operations (net of tax
  benefit of $0, $4,232 and $137 for 1999, 1998 and 1997,
  respectively)............................................     (14,906)         (11,242)          2,942
                                                               --------         --------         -------
NET LOSS...................................................    $(26,928)        $(36,859)        $  (221)
                                                               ========         ========         =======
BASIC AND DILUTED LOSS PER SHARE:
  LOSS FROM CONTINUING OPERATIONS..........................    $  (0.21)        $  (0.51)        $ (0.06)
  DISCONTINUED OPERATIONS..................................       (0.25)           (0.23)           0.06
                                                               --------         --------         -------
  NET LOSS.................................................    $  (0.46)        $  (0.74)        $    --
                                                               ========         ========         =======
AVERAGE COMMON SHARES OUTSTANDING:.........................      58,752           49,755          49,655
                                                               ========         ========         =======

 The accompanying notes are an integral part of these consolidated statements.

                          ELOT, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                               DECEMBER 31,     DECEMBER 31,
                                                                   1999             1998
                                                              --------------   --------------
                                                              (IN THOUSANDS, EXCEPT FOR SHARE
                                                                  AND PER SHARE AMOUNTS)
                                           ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.................................     $  1,060         $  1,482
  Accounts receivable.......................................           12               --
  Prepaid expenses and other current assets.................          174              711
  Net assets of discontinued operations.....................       53,402           54,217
                                                                 --------         --------
          Total Current Assets..............................       54,648           56,410
PROPERTY AND EQUIPMENT, net.................................        2,480            4,210
OTHER ASSETS................................................        5,034           11,516
                                                                 --------         --------
                                                                 $ 62,162         $ 72,136
                                                                 ========         ========

                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt.........................     $ 19,818         $    504
  Accounts payable..........................................        5,342            1,148
  Accrued payroll and related costs.........................          772              593
  Accrued liabilities.......................................        3,808            3,141
                                                                 --------         --------
          Total Current Liabilities.........................       29,740            5,386
LONG-TERM DEBT..............................................       13,660           22,986
                                                                 --------         --------
          Total Liabilities.................................       43,400           28,372
                                                                 --------         --------
STOCKHOLDERS' EQUITY:
  Common stock: $.01 par value; 80,000,000 shares
     authorized; 63,010,953 and 49,834,807 issued and
     outstanding............................................          630              498
  Preferred stock: $.01 par value...........................           --            7,300
  Additional paid-in capital................................       81,054           71,624
  Accumulated other comprehensive loss......................         (336)              --
  Accumulated deficit.......................................      (62,586)         (35,658)
                                                                 --------         --------
          Total Stockholders' Equity........................       18,762           43,764
                                                                 --------         --------
                                                                 $ 62,162         $ 72,136
                                                                 ========         ========

   The accompanying notes are an integral part of these consolidated balance sheets.

                          ELOT, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Loss from continuing operations...........................  $(12,022)  $(25,617)  $ (3,163)
  Adjustments to reconcile net loss to net cash provided
     (used) by operating activities:
     Depreciation and amortization..........................     1,085      1,116         --
     Asset impairment and other related charges.............     1,461     25,486         --
     Gain on litigation settlement..........................        --     (5,269)        --
     Stock compensation expense.............................     2,625         --         --
     Gain on Claricom notes/warrants........................    (1,161)        --         --
     Other, net.............................................       371        118        252
  Changes in working capital items:
     Accounts receivable....................................       (12)        --         --
     Accounts payable and accruals..........................     5,040       (398)    (2,992)
     Other working capital items, net.......................       537      5,858       (475)
                                                              --------   --------   --------
NET CASH PROVIDED (USED) BY CONTINUING OPERATING
  ACTIVITIES................................................    (2,076)     1,294     (6,378)
  Cash flows used by discontinued operating activities......   (15,119)   (14,427)    (2,454)
                                                              --------   --------   --------
NET CASH USED BY OPERATING ACTIVITIES.......................   (17,195)   (13,133)    (8,832)
                                                              --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment........................    (1,048)    (1,566)    (3,165)
  Dispositions of business..................................        --      5,000         --
  Deferred NIL expenses.....................................        --     (4,377)    (2,111)
  Proceeds from Claricom note/warrants......................     9,261         --         --
  Payment of ESIP bank loans................................    (2,154)        --         --
  ESIP participants loan settlements........................       925         --         --
  Other, net................................................      (493)      (124)      (789)
                                                              --------   --------   --------
NET CASH PROVIDED (USED) BY INVESTING
  ACTIVITIES................................................     6,491     (1,067)    (6,065)
                                                              --------   --------   --------
  CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under revolving credit facility................    11,035      8,582         --
  Repayments of other long-term debt........................      (192)      (751)      (444)
  Repurchase of stock.......................................    (1,338)      (148)    (4,896)
  Proceeds from issuance of stock...........................       777        272        268
                                                              --------   --------   --------
NET CASH PROVIDED (USED) BY FINANCING
  ACTIVITIES................................................    10,282      7,955     (5,072)
                                                              --------   --------   --------
DECREASE IN CASH AND CASH EQUIVALENTS.......................      (422)    (6,245)   (19,969)
CASH AND CASH EQUIVALENTS -- BEGINNING OF YEAR..............     1,482      7,727     27,696
                                                              --------   --------   --------
CASH AND CASH EQUIVALENTS -- END OF YEAR....................  $  1,060   $  1,482   $  7,727
                                                              ========   ========   ========

 The accompanying notes are an integral part of these consolidated statements.

                          ELOT, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                    COMMON STOCK        PREFERRED STOCK    ADDITIONAL   ACCUM. OTHER     ACCUM.         TOTAL
                                 -------------------   -----------------    PAID-IN     COMPREHENSIVE   EARNINGS    STOCKHOLDERS'
                                   SHARES     AMOUNT    SHARES    AMOUNT    CAPITAL         LOSS        (DEFICIT)      EQUITY
                                 ----------   ------   --------   ------   ----------   -------------   ---------   -------------
                                                             (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
Balance at December 31, 1996...  51,173,755    $512     350,000   $7,300    $76,113         $  --       $  1,422      $ 85,347
Proceeds from issuances of
  stock from employee stock
  plans........................     323,490       3                             201                                        204
Warrants exercised for common
  stock........................      50,000       1                              60                                         61
Repurchase and cancellation of
  stock........................  (1,886,886)    (19)                         (4,874)                                    (4,893)
Net loss.......................                                                                             (221)         (221)
                                 ----------    ----    --------   ------    -------         -----       --------      --------
Balance at December 31, 1997...  49,660,359    $497     350,000   $7,300    $71,500            --       $  1,201      $ 80,498
                                 ----------    ----    --------   ------    -------         -----       --------      --------
Proceeds from issuances of
  stock from employee stock
  plans........................     314,448       2                             150                                        152
Amortization of deferred
  compensation.................                                                 121                                        121
Repurchase and cancellation of
  stock........................    (140,000)     (1)                           (147)                                      (148)
Net loss.......................                                                                          (36,859)      (36,859)
                                 ----------    ----    --------   ------    -------         -----       --------      --------
Balance at December 31, 1998...  49,834,807    $498     350,000   $7,300    $71,624            --       $(35,658)     $ 43,764
                                 ----------    ----    --------   ------    -------         -----       --------      --------
Proceeds from issuances of
  stock from employee stock
  plans........................     296,151       3                           3,480                                      3,483
Amortization of deferred
  compensation.................                                                 120                                        120
Repurchase and cancellation of
  stock........................    (420,000)     (4)                         (1,337)                                    (1,341)
Conversion of preferred stock
  to common stock..............  13,299,995     133    (350,000)  (7,300)     7,167
Comprehensive loss
  Net loss.....................                                                                          (26,928)      (26,928)
  Unrealized loss of equity
    security...................                                                              (336)                        (336)
                                 ----------    ----    --------   ------    -------         -----       --------      --------
        Total comprehensive
          loss.................                                                                                        (27,264)
Balance at December 31, 1999...  63,010,953    $630          --   $  --     $81,054          (336)      $(62,586)     $ 18,762
                                 ==========    ====    ========   ======    =======         =====       ========      ========

 The accompanying notes are an integral part of these consolidated statements.

                          ELOT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- NATURE OF THE BUSINESS AND FORMATION OF THE COMPANY

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

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     Cash Equivalents. Cash equivalents include short-term investments with original maturities of three months or less.

                          ELOT, INC. AND SUBSIDIARIES

     Property and Equipment, net. Property and equipment at December 31, 1999 and 1998 consist of the following:

                                                                1999          1998
                                                              ---------     --------
                                                              (AMOUNTS IN THOUSANDS)
Furniture and fixtures......................................   $    40       $   40
Leasehold improvements......................................       115           --
Computer hardware and software..............................     3,376        5,013
                                                               -------       ------
                                                                 3,531        5,053
Accumulated depreciation....................................    (1,051)        (843)
                                                               -------       ------
Property and equipment, net.................................   $ 2,480       $4,210
                                                               =======       ======

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

     Noncash Investing and Financing Activities. The following noncash investing and financing activities took place during the three years ended December 31, 1999:

                                                               1999     1998    1997
                                                              -------   -----   -----
                                                              (AMOUNTS IN THOUSANDS)
Conversion of preferred stock to common stock...............  $7,300    $ --    $ --
Common shares exchanged to exercise options and warrants....      24     230     507

     Refer to the consolidated statements of cash flows for information on cash-related operating, investing and financing activities.

     Reclassifications. Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

                          ELOT, INC. AND SUBSIDIARIES

NOTE C -- DISCONTINUED OPERATIONS

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

     Summarized financial information for the discontinued operations is as follows (000):

                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                       ---------------------------------
                                                         1999        1998        1997
                                                       ---------   ---------   ---------
Revenues.............................................  $128,591    $133,498    $156,396
Income (Loss) before Income Taxes....................   (14,906)    (15,474)      2,805
Income (Loss) from Discontinued Operations,
  Net of Taxes.......................................   (14,906)    (11,242)      2,942

                                                              AS OF DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Current Assets..............................................  $57,981    $54,539
Total Assets................................................   92,706     92,386
Current Liabilities.........................................   36,784     35,017
Total Liabilities...........................................   39,304     38,169
Net Assets of Discontinued Operations.......................   53,402     54,217

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

                          ELOT, INC. AND SUBSIDIARIES

NOTE D -- DEBT

     The Company's debt is summarized below at December 31, 1999 and 1998:

                                                                1999          1998
                                                              ---------     ---------
                                                              (AMOUNTS IN THOUSANDS)
Borrowings Under Revolving Credit Facility(a)...............   $19,617       $ 8,582
Convertible Subordinated Debentures(b)......................    12,995        12,822
Capital Lease Obligations(c)................................       320           433
Other.......................................................       546         1,653
                                                               -------       -------
Total Debt..................................................    33,478        23,490
Less: Current Portion of Long-Term Debt.....................    19,818           504
                                                               -------       -------
Total Long-Term Debt........................................   $13,660       $22,986
                                                               =======       =======

---------------

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

     The following is a schedule of future maturities of long-term debt at December 31, 1999:

YEARS ENDING DECEMBER 31:                          (AMOUNTS IN THOUSANDS)
-------------------------                          ----------------------
2000.............................................         $19,818
2001.............................................             332
2002.............................................             133
2003.............................................              86
2004.............................................              89
Thereafter.......................................          13,020
                                                          -------
                                                          $33,478
                                                          =======

                          ELOT, INC. AND SUBSIDIARIES

     The entire outstanding balance under the credit facility of $19.6 million at December 31, 1999 was repaid on January 3, 2000.

     For the years ended December 31, 1999, 1998 and 1997, the Company made cash payments of approximately $2.7 million, $1.7 million and $1.8 million, respectively, for interest expense on indebtedness.

NOTE E -- INCOME TAXES

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

     Deferred tax assets are determined based on the differences between the financial reporting and tax bases of assets. The significant components of the Company's deferred tax assets are as follows:

                                                                 1999         1998
                                                              ----------    ---------
                                                              (AMOUNTS IN THOUSANDS)
Net operating loss carryforward.............................   $ 11,666      $ 7,792
Debenture revaluation.......................................     (1,320)      (1,411)
Start up costs..............................................      1,427        1,997
Property and equipment......................................        226         (445)
Other timing items..........................................     (1,043)        (991)
                                                               --------      -------
Total deferred tax assets...................................     10,956        6,942
Valuation allowance.........................................    (10,956)      (6,942)
                                                               --------      -------
  Deferred tax assets, net..................................   $     --      $    --
                                                               ========      =======

     The differences between the benefit for income taxes at the US statutory rate and the Company's effective rate are summarized as follows:

                                                           1999      1998      1997
                                                          -------   -------   -------
                                                            (AMOUNTS IN THOUSANDS)
Federal tax at statutory rate (34%).....................  $(4,087)  $(8,710)  $(1,075)
State income tax, net of federal tax benefit............     (589)   (1,255)     (155)
Tax benefit not recorded................................    3,616     5,148     1,230
Compensation charges....................................      910        --        --
Write off of intangibles................................       --     4,780        --
Other, net..............................................      150        37        --
                                                          -------   -------   -------
                                                          $    --   $    --   $    --
                                                          =======   =======   =======

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

                          ELOT, INC. AND SUBSIDIARIES

     For the years ended December 31, 1999, 1998 and 1997, the Company made cash payments of less than $0.1 million, $0.1 million and $0.4 million, respectively, for income taxes.

NOTE F -- EARNINGS PER SHARE

     A reconciliation of the Company's earnings (loss) per share calculations from continuing operations for the three years ended December 31, 1999 is as follows:

                                                        LOSS FROM               PER SHARE
                                                      CONTINUING OPS   SHARES    AMOUNT
                                                      --------------   ------   ---------
                                                           (IN THOUSANDS, EXCEPT FOR
                                                              PER SHARE AMOUNTS)
For the year ended December 31, 1999:
Basic and Diluted Loss Per Share....................     $(12,022)     58,752    $(0.21)
                                                         ========      ======    ======
For the year ended December 31, 1998:
Basic and Diluted Loss Per Share....................     $(25,617)     49,755    $(0.51)
                                                         ========      ======    ======
For the year ended December 31, 1997:
Basic and Diluted Loss Per Share....................     $ (3,163)     49,655    $(0.06)
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

NOTE G -- COMMITMENTS AND CONTINGENCIES

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

     The following represents the future minimum rental payments due under this noncancellable operating lease as of December 31, 1999:

            YEARS ENDING DECEMBER 31,               (AMOUNTS IN THOUSANDS)
            -------------------------               ----------------------
2000..............................................           $ 75
2001..............................................             78
2002..............................................             79
2003..............................................             82
2004..............................................             20
                                                             ----
                                                             $334
                                                             ====

                          ELOT, INC. AND SUBSIDIARIES

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

NOTE H -- OTHER ASSETS

     Other assets consist of the following as of December 31, 1999 and 1998, respectively:

                                                               1999     1998
                                                              ------   -------
                                                                  (AMOUNTS
                                                               IN THOUSANDS)
ESIP Receivable.............................................  $2,983   $ 1,754
Notes/Warrants from Claricom................................      --     8,100
Investment in Virtgame(a)...................................     364       700
Prepaid Executive Life Insurance and Other..................   1,687       962
                                                              ------   -------
                                                              $5,034   $11,516
                                                              ======   =======

---------------

(a) The investment in Virtgame has been written down to the market value of this investment at December 31, 1999. Such amount is reflected in Accumulated Other Comprehensive Loss in the accompanying consolidated financial statements. The Company has also announced its intent to purchase the remaining outstanding shares of Virtgame (see Note Q).

NOTE I -- STOCK OPTIONS AND WARRANTS

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

     A summary of the status of the Company's stock option plans, as well as non-plan options, as of December 31, 1999, 1998 and 1997 is as follows:

                                         1999                   1998                   1997
                                 --------------------   --------------------   --------------------
                                             WEIGHTED               WEIGHTED               WEIGHTED
                                             AVERAGE                AVERAGE                AVERAGE
                                             EXERCISE               EXERCISE               EXERCISE
                                  SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                                 ---------   --------   ---------   --------   ---------   --------
Outstanding 1/1................  2,255,199    $2.42     1,510,899    $2.89     1,972,485    $2.54
Granted........................  2,314,900    $2.63     1,407,400    $1.90       251,400    $2.32
Exercised......................   (200,512)   $2.66      (138,550)   $2.01      (481,786)   $1.23
Cancelled......................   (138,612)   $3.67      (524,550)   $2.51      (231,200)   $2.71
                                 ---------              ---------              ---------
Outstanding 12/31..............  4,230,975    $2.44     2,255,199    $2.42     1,510,899    $2.89
                                 =========              =========              =========
Options exercisable 12/31......  3,260,975    $2.48       994,025    $3.06     1,017,134    $3.04
                                 =========              =========              =========

                          ELOT, INC. AND SUBSIDIARIES

     Information relative to options outstanding at December 31, 1999 is as follows:

                                           OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                                   -----------------------------------   ----------------------
                                                  WEIGHTED    WEIGHTED                 WEIGHTED
                                     SHARES       AVERAGE     AVERAGE      SHARES      AVERAGE
                                   OUTSTANDING   REMAINING    EXERCISE   EXERCISABLE   EXERCISE
         EXERCISE PRICES            12/31/99     LIFE (YRS)    PRICE      12/31/99      PRICE
         ---------------           -----------   ----------   --------   -----------   --------
$1.13-$2.00......................   1,909,600       7.0        $1.39      1,329,600     $1.45
$2.03-$3.00......................     576,875       2.6        $2.37        576,375     $2.37
$3.10-$3.25......................     636,900       1.4        $3.13        636,900     $3.13
$3.87-$6.38......................   1,107,600       5.0        $3.89        718,100     $3.88
                                    ---------                             ---------
$1.13-$6.38......................   4,230,975       5.0        $2.44      3,260,975     $2.48
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

NOTE J -- STOCK PURCHASE PLAN

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

     In 1994, the Company's shareholders adopted the 1994 Executive Stock Incentive Plan (the "Executive Plan"), which enabled officers and other key employees to purchase a total of up to 3,000,000 shares of the Company's Common Stock. During 1995 and 1994, the Participants purchased 140,000 and 2,745,000 shares of Common Stock, respectively, at fair market value, which were financed through individual bank borrowings at market interest rates by each Participant from Bank of America Illinois (the "Bank"), payable over five

                          ELOT, INC. AND SUBSIDIARIES
years. In December 1997, the Company agreed, subject to obtaining the agreement of the Bank, that it would allow the loans to remain outstanding until December 2001. The Company lends each Participant 85% of the interest due to the Bank and, beginning in December 1997, the Company also loaned each participant the 15% of the interest that would otherwise have been currently payable. In October 1999, the Company repaid $2.2 million to the Bank, representing the entire outstanding principal owed by the Plan participants. Such repayment was added to the balance receivable from participants, which had previously consisted only of interest paid by the Company on behalf of the participants. As of December 31, 1999 and 1998, the amount receivable from Plan participants was $3.0 million and $1.7 million, respectively. Shares acquired under the Executive Plan are held by the Company as security under a loan and pledge agreement. Subsequent to December 31, 1999, approximately $2.3 million of the amount receivable under the Plan was repaid to the Company.

     Based upon separation agreements with certain executives effective during 1998, the Company agreed to repurchase 560,000 shares of Common Stock from Participants in the Executive Plan, of which 140,000 shares were paid for in 1998 and 420,000 shares in 1999.

NOTE K -- 401(k) SAVINGS

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

NOTE L -- OTHER INCOME, NET

     Other Income, net consists of the following for the three years ended December 31, 1999:

                                                               1999    1998     1997
                                                              ------   -----   ------
                                                              (AMOUNTS IN THOUSANDS)
Interest income.............................................  $  120   $ 157   $  741
Gain on Claricom note/warrants..............................   1,161      --       --
Other, net..................................................      56    (102)     412
                                                              ------   -----   ------
                                                              $1,337   $  55   $1,153
                                                              ======   =====   ======

NOTE M -- PREFERRED STOCK

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

NOTE N -- ASSET IMPAIRMENT

     On December 17, 1998, the United States District Court for the District of Idaho ruled in the case of AT&T vs. Coeur d'Alene Tribe that the orders previously issued by the Tribal Court upholding the legality of

                          ELOT, INC. AND SUBSIDIARIES
the US Lottery were erroneous. In response to this legal decision, eLottery and the CDA terminated operation of the NIL and the US Lottery in every state where it had been offered. As a result, the Company has reevaluated certain of its assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets." Based upon such review, management determined that both the intangibles and the advances to the NIL were impaired as of the date of this legal decision. As of December 17, 1998, net intangibles and Advances to NIL of $12.9 million and $11.2 million, respectively, were written down to zero, which represented the estimated fair value of the assets, as no future cash flows were to be generated by the NIL. In addition, $0.7 million in NIL startup costs (primarily post-acquisition building costs) included in other assets were also impaired. This amount would have been written off as of January 1, 1999 with the adoption of SOP 98-5. However, due to the termination of NIL operations, management concluded that it should be written off during the fourth quarter of 1998. Shutdown costs and other adjustments amounted to an additional $0.7 million, all of which was paid as of December 31, 1999.

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

NOTE O -- OTHER BUSINESS DISPOSITIONS

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

NOTE P -- SELECTED QUARTERLY FINANCIAL DATA

     The following is a summary of unaudited selected quarterly financial data for the years ended December 31, 1999 and 1998:

                                                          THREE MONTHS ENDED
                                          ---------------------------------------------------
                                          MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                            1999        1999         1999            1999
                                          ---------   --------   -------------   ------------
                                             (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
Revenues................................   $    --    $    --       $    --        $     12
Gross Profit (Loss).....................        --         --            --            (164)
Loss Before Income Taxes from Continuing
  Operations............................      (662)    (2,204)       (2,394)         (6,762)
Loss From Continuing Operations.........      (662)    (2,204)       (2,394)         (6,762)
Discontinued Operations.................    (2,369)    (2,063)         (775)         (9,699)
Net Loss................................    (3,031)    (4,267)       (3,169)        (16,461)
Loss Per Share:
  Continuing Operations.................     (0.01)     (0.04)        (0.04)          (0.11)
  Discontinued Operations...............     (0.05)     (0.03)        (0.01)          (0.15)

                          ELOT, INC. AND SUBSIDIARIES

                                                          THREE MONTHS ENDED
                                          ---------------------------------------------------
                                          MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                            1998        1998         1998            1998
                                          ---------   --------   -------------   ------------
                                             (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
Revenues................................   $    --    $    --       $    --        $     --
Gross Profit............................        --         --            --              --
Loss Before Income Taxes From Continuing
  Operations............................    (1,080)    (1,118)       (1,603)        (21,816)
Income (Loss) From Continuing
  Operations............................    (1,080)    (1,118)       (1,603)        (21,816)
Discontinued Operations.................    (1,398)      (605)         (546)         (8,693)
Net Loss................................    (2,478)    (1,723)       (2,149)        (30,509)
Loss Per Share:
  Continuing Operations.................     (0.02)     (0.02)        (0.03)          (0.44)
  Discontinued Operations...............     (0.03)     (0.01)        (0.01)          (0.17)

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

NOTE Q -- SUBSEQUENT EVENT (UNAUDITED)

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

                                                                                       DIRECTOR
NAME                       AGE                  PRINCIPAL OCCUPATION                    SINCE
----                       ---                  --------------------                   --------
Stanley J. Kabala          56    President, Chief Executive Officer and Chairman of      1998
                                 the Company since June 1998. Prior thereto, Mr.
                                 Kabala was President and Chief Executive Officer of
                                 Rogers Cantel Mobile Communications, the largest
                                 wireless telephone company in Canada, and Chief
                                 Operating Officer of its parent Rogers
                                 Communications, Inc., from 1996 through 1997.
                                 During 1995, he was President and Chief Executive
                                 Officer of Unitel Communications, Inc., Canada's
                                 largest alternative long distance provider. From
                                 1968 through 1994, Mr. Kabala held various
                                 positions at AT&T Corporation.

Richard J. Fernandes       41    Founder and Chief Executive Officer since 1999 of       2000
                                 Webloyalty.com. From 1989 until 1998, Mr. Fernandes
                                 served in several executive positions at CUC
                                 International, Inc., including President of its
                                 subsidiary Plextel Telecommunications, a
                                 database-driven classified business, from 1996 to
                                 1998, and Executive Vice President, Interactive
                                 Services and Senior Vice President, Interactive
                                 Services from 1993 to 1996.

Philip Gunn                48    Co-founder and President of Growth Capital              1999
                                 Partners, LLC, a professional merchant banking and
                                 venture capital investment firm. Before
                                 establishing Growth Capital Partners in 1982, Mr.
                                 Gunn was a Vice President in the Manufacturers
                                 Hanover Merchant Banking Group with overall
                                 responsibility for merger and acquisition advisory
                                 services. During the past twenty years, he has been
                                 active in structuring, negotiating, and financing
                                 corporate acquisitions, management buyouts and
                                 venture capital investments. Mr. Gunn is also a
                                 director of FragranceNet.com.

                                                                                       DIRECTOR
NAME                       AGE                  PRINCIPAL OCCUPATION                    SINCE
----                       ---                  --------------------                   --------
John P. Hectus             55    Retired. Mr. Hectus was President, AT&T Canada          1998
                                 Enterprises from March 1999 to December 1999; Vice
                                 President, Finance and Chief Financial Officer,
                                 AT&T Canada Enterprises, from June 1998 to March
                                 31, 1999; Senior Vice President and Chief Financial
                                 Officer, AT&T Canada, Inc. from February 1996
                                 through May 1998; and Vice President and Chief
                                 Financial Officer, AT&T Caribbean & Latin America
                                 from January 1995 through January 1996. Prior
                                 thereto, he held various executive positions within
                                 AT&T Corporation.

Jerry M. Seslowe           54    Managing Director of Resource Holdings Ltd., an         1996
                                 investment and financial consulting firm, since
                                 1983. Prior to 1983, Mr. Seslowe was a partner at
                                 KPMG Peat Marwick, a provider of investment and
                                 financial services. Mr. Seslowe has served as a
                                 director of Executone since February 1996 and prior
                                 to Executone's acquisition of eLottery was a
                                 director of eLottery. Mr. Seslowe is a certified
                                 public accountant and an attorney.

BOARD AND COMMITTEE ACTIVITIES

     During 1999, the Board of Directors met on nine occasions. All directors attended more than 75% of the total number of meetings of the Board and of all committees of which they were members during 1999. The Board has two standing committees, an Audit Committee and a Compensation Committee.

     The function of the Audit Committee is to recommend the selection of auditors and to review the audit report and the adequacy of internal controls. The Audit Committee met four times during 1999. The members of the Audit Committee during 1999 were Stanley M. Blau (until his resignation from the Board on September 30, 1999), Philip Gunn (following Mr. Blau's resignation) and John Hectus.

     The Compensation Committee recommends to the full Board the compensation arrangements, stock option grants and other benefits for executive management of Executone as well as the incentive plans to be adopted by Executone. The Compensation Committee met once during 1999. The members of the Compensation Committee during 1999 and until the date of the meeting were Jerry Seslowe and Louis Adler. The members of the Compensation Committee are currently John Hectus and Jerry Seslowe.

EXECUTIVE OFFICERS

     The executive officers of eLOT are as follows:

NAME                                    AGE           POSITION WITH COMPANY
----                                    ---           ---------------------
Stanley J. Kabala.....................  56    Chairman of the Board, President and
                                              Chief Executive Officer
Edward W. Stone, Jr. .................  46    Senior Vice President and Chief
                                              Financial Officer
Michael W. Yacenda....................  48    Executive Vice President and
                                              President, eLottery, Inc.
Robert C. Daum........................  47    Executive Vice President, Development
                                              and Finance
Barbara C. Anderson...................  48    Senior Vice President, Law and
                                                Administration and Secretary

     Stanley J. Kabala was elected Chairman of the Board, President and Chief Executive Officer of eLOT in June 1998. Prior to that, he was President and Chief Executive Officer of Rogers Cantel Mobile Communications, the largest wireless telephone company in Canada, and Chief Operating Officer of its parent Rogers Communications, Inc., from 1996 to 1997. During 1995, Mr. Kabala was President and Chief Executive Officer of Unitel Communications, Inc., Canada's largest alternative long distance provider. From 1968 through 1994, Mr. Kabala held various positions at AT&T Corporation, most recently Vice President -- Customer Service for the Business Communications Services Division and Vice President -- AT&T 800 and Business Applications Services.

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

     Barbara C. Anderson has been Senior Vice President, Law and Administration, and Secretary of eLOT since January 1, 2000, and was Vice President, Law and Administration and Secretary since October 1998. Prior to that time, she was Vice President, General Counsel and Secretary since 1990. From 1985 to 1989, she was Corporate Counsel of United States Surgical Corporation, a manufacturer of medical devices.

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

     To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, and written representations that no other reports were required, during the fiscal year ended December 31, 1999, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

     Each director of eLOT was granted upon his election or reelection to the Board on December 14, 1999, and any new director will be granted upon his or her initial election to the Board, an option to purchase 100,000 shares of eLOT's common stock, at the market price on the date of election, under the terms of eLOT's 1999 Stock Incentive Plan approved by the shareholders on December 14, 1999. Each director elected at the 1999 Annual Meeting was granted an option to purchase 100,000 eLOT shares at the market price at December 14, 1999 of $3.875 per share, and Mr. Fernandes was granted an option to purchase 100,000 shares at $7.375 per share, the market price on March 3, 2000, when he was elected to the Board. In addition, during 2000, each director will be paid a fee of $500 per Board or Committee meeting attended and reimbursement of expenses incurred in attending Board and Committee meetings.

     As of December 14, 1999, when the new Stock Incentive Plan was adopted, 127,800 shares had been issued to upon exercise of options granted under the terms of the prior plan (the 1990 Directors' Stock Option Plan), and options to purchase 115,100 shares of common stock were outstanding under the terms of that plan. An aggregate of up to 250,000 shares were issuable under the prior plan. During 1999, Ms. Malinda Mitchell, who did not stand for reelection in 1999, received options to purchase 6,800 shares upon her initial election to the Board, and Mr. Philip Gunn received options to purchase 4,500 shares under this plan upon his initial election to the Board. No other grants were made to directors under the prior Plan in 1999.

     Prior to the 1999 Annual Meeting, the Company's director compensation program provided that each director who did not receive other direct compensation from eLOT also received upon his or her initial election to the Board a warrant to purchase 25,000 shares of eLOT common stock at the market price at the date of grant. Each warrant has a term of five years. Under this program, the following warrants were granted to current directors upon their initial election to the Board:

                                                                          WARRANT PRICE
NAME                                                 DATE OF GRANT          PER SHARE
----                                                 -------------        -------------
Philip Gunn......................................  May 21, 1999               $5.31
John P. Hectus...................................  November 18, 1998          $1.25
Jerry M. Seslowe.................................  February 1, 1996           $2.63

SUMMARY COMPENSATION TABLE

     The following table sets forth the compensation by the Company of the Chief Executive Officer and the four most highly compensated other executive officers of the Company in 1999, for services in all capacities to the Company and its subsidiaries during the three fiscal years ended December 31,1999.

                                          ANNUAL COMPENSATION
                                ---------------------------------------   LONG-TERM   COMPENSATION
                                                           OTHER ANNUAL   AWARDS OF    ALL OTHER
NAME AND                               SALARY     BONUS    COMPENSATION   OPTIONS/    COMPENSATION
PRINCIPAL POSITION              YEAR     ($)       ($)         ($)         SARS(#)       ($)(1)
------------------              ----   -------   -------   ------------   ---------   ------------
Stanley J. Kabala(2)..........  1999   300,000   633,833         -0-       100,000       6,493
  Chairman of the Board,        1998   144,231   151,562      91,936       400,000       6,072
  President and Chief             --        --        --          --            --          --
  Executive Officer
Michael W. Yacenda............  1999   262,400       -0-         -0-       500,000       6,708
  Executive Vice President      1998   262,203       -0-         -0-           -0-       6,072
  President, eLottery, Inc.     1997   256,000       -0-         -0-           -0-       5,997
Edward W. Stone, Jr. .........  1999   215,000       -0-         -0-           -0-       1,035
  Senior Vice President,        1998    32,250       -0-         -0-           -0-         129
  Chief Financial Officer         --        --        --          --            --          --
James E. Cooke III............  1999   215,000       -0-      15,542           -0-       2,322
  Vice President, Sales,        1998   163,942    19,250      18,475       100,000       3,510
  Telephony Division            1997   125,000    11,750      17,664           -0-       2,560
Robert W. Hopwood.............  1999   150,000    26,250         -0-       250,000       1,603
  Vice President, Operations,   1998   139,460    16,000         -0-           -0-       1,902
  eLottery, Inc.                1997   130,000    10,000         -0-           -0-       2,707

---------------

(1) "All Other Compensation" includes for each individual a matching contribution by the Company under the Company's 401(k) plan in the amount of $660 each for each year. This column also includes premiums paid by the Company for long-term disability and life insurance for the following individuals in the following amounts in 1999: Mr. Kabala, $5,833; Mr.
    Yacenda, $     ; Mr. Stone, $375; Mr. Cooke, $1,662 and Mr. Hopwood, $     ;
    in the following amounts in 1998: Mr. Kabala, $5,412; Mr. Yacenda, $5,412; Mr. Stone, $129; Mr. Cooke, $2,850, and Mr. Hopwood, $1,242; and in the following amounts in 1997: Mr. Yacenda, $5,337; Mr. Cooke, $2,560; and Mr. Hopwood, $2,047.

(2) Mr. Kabala was elected Chairman, President and Chief Executive Officer effective June 28, 1998. See the discussion of his employment agreement below. The amounts shown as bonuses for 1998 and 1999 represent the stock granted pursuant to his employment agreement described below.

EMPLOYMENT AGREEMENTS

     In June 1998, the Company entered into an employment agreement with Stanley
J. Kabala, its Chairman of the Board, President and Chief Executive Officer, for an initial term of one year. The employment agreement provides for a minimum base salary of $300,000 per year, eligibility for a incentive bonus of 150,000 shares of Common Stock upon achievement of objective performance goals set by the Board of Directors, a signing bonus of 200,000 restricted shares of Common Stock vesting ratably over 12 months and an initial stock option covering 200,000 shares of Common Stock vesting ratably over 12 months. The agreement further provides that in the event of the termination of Mr. Kabala's employment by the Company without cause or his voluntary termination of employment upon certain events, including diminution of his responsibilities or a change of control, the Company will pay Mr. Kabala his base salary for the remainder of the initial term, a prorated bonus and continuation of medical insurance coverage, and his restricted stock and stock options will vest immediately. In August 1999, the Board of Directors approved the extension of Mr. Kabala's employment on a month-to-month basis, to continue at least until the earlier of the closings of the sales of the computer telephony and healthcare communications businesses or March 31, 2000, at the same salary. The Board also granted 50,000 shares to Mr. Kabala as further compensation for his services during the prior year, and approved a contingent grant of 25,000 additional shares and an option to purchase 100,000 shares at $4.125 per share, contingent upon his employment throughout the sales of the telephone and healthcare businesses to buyers other than a management group in which he participates.

     As part of the transformation of the Company from a telecommunications and healthcare communications company into an e-commerce company, the Board has accepted the suggestion of current Chairman and Chief Executive Officer Stan Kabala to undertake a search for a new President and Chief Executive Officer. In 1999, the Company engaged the firm of Spencer Stuart to conduct the search for an individual with the suitable mix of consumer marketing and related experience to implement eLOT's business plan.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth individual grants of stock options and stock appreciation rights made during 1999 to each of the executive officers named in the Summary Compensation Table above. There were no grants of stock appreciation rights (SARs) to any officers in 1999.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                          POTENTIAL
                               INDIVIDUAL GRANTS                                      REALIZABLE VALUE
                          ---------------------------                                 AT ASSUMED ANNUAL
                          NUMBER OF      % OF TOTAL                                    RATES OF STOCK
                          SECURITIES      OPTIONS                                    PRICE APPRECIATION
                          UNDERLYING     GRANTED TO     EXERCISE OR                    FOR OPTION TERM
                           OPTIONS       EMPLOYEES      BASE PRICE    EXPIRATION   -----------------------
NAME                      GRANTED(#)   IN FISCAL YEAR     ($/SH)         DATE        5%($)        10%($)
----                      ----------   --------------   -----------   ----------   ---------     ---------
Stanley J. Kabala.......   100,000           4.5%          3.875       12/14/04      107,059       236,573
Michael W. Yacenda......   500,000          22.6%           1.25       12/14/09    3,803,964     6,427,385
Edward W. Stone, Jr. ...       -0-           -0-              --             --           --            --
James E. Cooke III......       -0-           -0-              --             --           --            --
Robert W. Hopwood.......   250,000          11.3%           1.25       12/14/09    1,901,982     3,213,693

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

     The following table sets forth each exercise of stock options made during the year ended December 31, 1999 by the current Chief Executive Officer, and the four most highly compensated other executive officers and the fiscal year-end value of unexercised options held by those individuals as of December 31, 1999. There were no exercises or holdings of stock appreciation rights by any officers during 1999, and there are no outstanding stock appreciation rights.

                                                                  NUMBER OF             VALUE OF UNEXERCISED
                               SHARES                        UNEXERCISED OPTIONS       IN-THE-MONEY OPTIONS AT
                            ACQUIRED ON       VALUE         AT FISCAL YEAR-END(#)       FISCAL YEAR-END($)(1)
NAME                        EXERCISE (#)   REALIZED ($)   EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
----                        ------------   ------------   -------------------------   -------------------------
Stanley J. Kabala.........       --             --                   300,000/0
Michael W. Yacenda........       --             --             210,000/290,000
Edward W. Stone, Jr. .....       --             --                   250,000/0
James E. Cooke III........       --             --                    85,000/0
Robert W. Hopwood.........       --             --                    250,000/

---------------

(1) Based upon the last sale price on December 31, 1999 of $5.438 per share of Common Stock.

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

          4. Merit increases in base salary for executives other Mr. Kabala were reviewed on an individual basis by Mr. Kabala and increases were dependent upon a favorable evaluation by Mr. Kabala of individual executive performance relative to individual goals, the functioning of the executive's team within the corporate structure, success in furthering the corporate strategy and goals, and individual management skills. Based upon his evaluation, Mr. Kabala recommended base salary increases to the Committee for its approval.

          5. In addition to base salary and merit increases, the Compensation Committee considers cash incentive bonuses or stock awards for its executive officers, including the Chief Executive Officer, both prospectively based upon the attainment of specific performance goals, and retrospectively based upon the Committee's discretionary judgment as to the performance during the year of the Company and its executive officers or other considerations deemed appropriate at the time. There was no general bonus or incentive plan in effect for executive officers during 1999. In 1999, the Committee approved no bonus payments to Mr. Kabala or any of the four other highest paid executive officers for 1999, except a stock award of 50,000 shares of Common Stock to Mr. Kabala in connection with his individual performance through June 1999 and the extension of his employment through the sale of the telephony and healthcare businesses, and a cash bonus paid to one of the four other highest paid executive officers based on his individual performance.

          The Committee reserves the right to make discretionary bonus awards in appropriate circumstances where an executive might merit a bonus based on other considerations.

          6. In June 1998, the Company entered into an employment agreement with Stanley J. Kabala, its Chairman of the Board, President and Chief Executive Officer, as described above under "Executive Compensation."

          In August 1999, the Committee and the Board approved the month-to-month extension of Mr. Kabala's employment through the sale of the Company's telephony healthcare businesses and the DCC investment or March 31, 2000, at the same salary and granted Mr. Kabala (i) a bonus stock award of 50,000 shares and (ii) the opportunity for Mr. Kabala to earn an additional stock bonus of 25,000 shares of Common Stock and an option to purchase 100,000 shares at $4.125 per share upon the closing of the sale of the telephony and healthcare businesses and the DCC investment.

          7. All executives, including the Chief Executive Officer, are eligible for stock option grants under the employee stock option plans applicable to employees generally, as approved by the Compensation Committee. The number of options granted to any individual depends on individual performance, salary level and competitive data. In addition, in determining the number of stock options granted to each senior executive, the Compensation Committee reviews the unvested options of each executive to determine the future benefits potentially available to the executive. The number of options granted will depend in part on the total number of unvested options deemed necessary to create a long-term incentive on the part of the executive to remain with the Company in order to realize future benefits.

          In 1999, the Committee approved stock option grants for two of the four other highest paid executive officers named in the table, Mr. Yacenda and Mr. Hopwood, based upon their assuming the positions of President and Vice President, Operations, respectively, of eLottery, Inc. and its eLotteryFreeWay operations. The Board of Directors and the Compensation Committee believes that the option grants were necessary to retain the executives and for the successful development and operation of the eLotteryFreeWay and implementation of eLottery's new business plan. The options are subject to a vesting schedule over three years in order to encourage the executives to continue their employment with the Company.

          In conclusion, the Compensation Committee believes that the base salary, bonus and stock options of the Company's Chief Executive Officer and other executives are appropriate in light of competitive pay practices and the Company's performance against short and long-term performance goals.

                                            JOHN P. HECTUS
                                            JERRY M. SESLOWE

PERFORMANCE GRAPH

     The graph below compares, for the last five fiscal years, the yearly percentage change in cumulative total returns (assuming reinvestment of dividends and interest) of (i) the Company's Common Stock, (ii) the Company's Debentures, (iii) the NASDAQ Stock Market and (iv) a peer group index constructed by the Company (the "Peer Group").

     In future years, the Peer Group will be reconfigured to be composed of companies in the businesses in which eLottery and eLOT are engaged after the sale of the computer telephony and healthcare communications businesses.

     The current Peer Group for the telephony and healthcare businesses consists of the following companies:

Aspect Telecommunications Corp.             Inter-Tel, Incorporated.
Centigram Communications Corp.              Microlog Corporation
Comdial Corporation                         Mitel Corporation
Davox Corporation                           Norstan, Inc.
Electronic Information Systems, Inc.        Syntellect, Inc.
InterVoice, Inc.                            Teknekron Communications Systems,
                                              Inc.(TCSI)

     The Peer Group includes companies that, until the sale of the computer telephony business to Inter-Tel, competed with the Company in the general voice communications equipment area as well as those active in several more specialized areas, such as ACD (automatic call distribution), voice mail, interactive voice response systems, and predictive dialing systems, as well as additional general voice communications companies. The Company believes that the mix of the companies in the Peer Group accurately reflected the mix of businesses in which the Company was engaged until the sale to Inter-Tel and the planned sale of the healthcare communications business.

     The returns of each Peer Group issuer have been weighted in the graph below to reflect that issuer's stock market capitalization at the beginning of each calendar year.

COMPARISON OF FIVE-YEAR CUMULATIVE RETURN

                        AMONG ELOT, INCLUDING THE COMMON
                  STOCK ("ELOT") AND THE DEBENTURES ("ELOTG"),
                    THE NASDAQ (US) INDEX AND THE COMPANY'S
                                   PEER GROUP

                              [PERFORMANCE GRAPH]

                   WEIGHTED AVERAGE CUMULATIVE TOTAL RETURNS

----------------------------------------------------------------------------------------------------------------
                                       1994         1995         1996         1997         1998         1999
----------------------------------------------------------------------------------------------------------------
 ELOT                                  $100         $ 71         $ 73         $ 67         $ 54         $167
 NASDAQ                                $100         $141         $174         $213         $300         $556
 PEER GROUP                            $100         $166         $200         $197         $180         $301
 ELOTG                                 $100         $116         $129         $144         $126         $147

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The members of the Compensation Committee are Jerry Seslowe and John
Hectus.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table lists any person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act) who, to the knowledge of the Company, was the beneficial owner as of February 29, 2000, of more than 5% of the outstanding voting shares of the Company. Unless otherwise noted, the owner has sole voting and dispositive power with respect to the securities.

                             NAME AND ADDRESS OF          AMOUNT AND NATURE OF
TITLE OF CLASS                 BENEFICIAL OWNER           BENEFICIAL OWNERSHIP      PERCENT OF CLASS(1)
--------------               -------------------          --------------------      -------------------
Common Stock              Heartland Advisors, Inc.              6,684,400                 10.45%
                          790 North Milwaukee Street
                          Milwaukee, WI 53202

---------------

(1) With respect to the Common Stock, percentages shown are based upon 63,996,177 shares of Common Stock actually outstanding as of March 31, 2000. In cases where the beneficial ownership of the individual or group includes options, warrants or convertible securities, the percentage is based on 63,996,177 shares outstanding, plus the number of shares issuable upon exercise or conversion of any such options, warrants or convertible securities held by the individual or group. The percentage does not reflect or assume the exercise or conversion of any options, warrants or convertible securities not owned by the individual or group in question.

     The following table sets forth as of March 31, 2000, the beneficial ownership of the Company's voting shares by all current directors and nominees of the Company, the Chief Executive Officer, the four next most highly compensated executive officers in 1999, and all current directors and executive officers of the Company as a group. Unless otherwise indicated, each person listed below has sole voting and investment power over all shares beneficially owned by him.

                                                    AMOUNT AND NATURE OF
TITLE OF CLASS       NAME OF BENEFICIAL OWNER       BENEFICIAL OWNERSHIP   PERCENTAGE OF CLASS(1)
--------------       ------------------------       --------------------   ----------------------
Common Stock    James E. Cooke                             226,971(2)            *
                Richard J. Fernandes                        50,000(3)            *
                Philip D. Gunn                             294,500(4)            *
                John P. Hectus                             139,700(5)            *
                Robert W. Hopwood                          189,823(6)            *
                Stanley J. Kabala                          587,206(7)            *
                Jerry M. Seslowe                           652,315(8)            *
                Edward R. Stone, Jr.                       250,161(9)            *
                Michael W. Yacenda                         720,358(10)             1.68%
                All Current Directors and Officers
                  as a Group (9 Persons)                 3,409,681(11)              6.8%

---------------

  *  Less than 1% of the class.

 (1) Information is provided as reported to the Company as of March 31, 2000 for all owners except James E. Cooke, as to whom the information is provided as of December 31, 1999 when he ceased to be an officer of the Company in connection with the sale of the computer telephony business. With respect to the Common Stock, percentages shown are based upon 63,996,177 shares of Common Stock actually outstanding as of March 31, 2000. In cases where the beneficial ownership of the individual or group includes options, warrants or convertible securities, the percentage is based on 63,996,177 shares actually outstanding, plus the number of shares issuable upon exercise or conversion of any such options, warrants or convertible securities held by the individual or group. The percentage does not reflect or assume the exercise or conversion of any options, warrants or convertible securities not owned by the individual or group in question.

 (2) Includes 85,000 shares issuable upon exercise of options that were exercisable as of January 1, 2000.

 (3) Includes 50,000 shares issuable upon exercise of options that are exercisable within 60 days of March 31, 2000; does not include 50,000 shares subject to options that are not exercisable within 60 days of March 31, 2000.

 (4) Includes 269,500 shares subject to options and 25,000 shares subject to warrants that are exercisable within 60 days of March 31, 2000. Also includes 254,686 shares of Common Stock owned by Twelve Oaks Liquidating Trust, of which Mr. Gunn is a liquidating trustee and in which he holds a greater than 10% ownership interest.

 (5) Includes 114,700 shares issuable upon exercise of options and 25,000 shares issuable upon exercise of warrants that are exercisable within 60 days of March 31, 2000.

 (6) Includes 125,825 shares issuable upon exercise of options that are exercisable within 60 days of March 31, 2000; does not include 124,175 shares subject to options that are not exercisable within 60 days of March 31, 2000.

 (7) Includes 300,000 shares issuable upon exercise of options that are exercisable within 60 days of March 31, 2000.

 (8) Includes 153,600 shares subject to options and 25,000 shares subject to warrants that are exercisable within 60 days of March 31, 2000. Also includes 25,467 shares of Common Stock owned and 125,000 shares of Common Stock subject to exercisable options and warrants held by Resource Holdings Associates, of which Mr. Seslowe is a managing director and in which he holds a greater than 10% ownership interest.

 (9) Includes 250,000 shares subject to options that are exercisable within 60 days of March 31, 2000.

(10) Includes 377,475 shares subject to options exercisable within 60 days of March 31, 2000, and 3,576 shares issuable upon conversion of the Company's Debentures, of which Mr. Yacenda beneficially owns $38,000 in principal amount or less than 1% of the outstanding principal amount. Does not include 372,525 shares subject to options not exercisable within 60 days of March 31, 2000.

(11) Includes 2,186,942 shares issuable upon exercise of options, and 175,000 shares issuable upon exercise of warrants that are exercisable within 60 days of March 31, 2000, and 19,671 shares issuable upon conversion of the Company's Debentures.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The 1994 Executive Stock Incentive Plan (the "Executive Plan"), approved by shareholders at the 1994 Annual Meeting, was implemented in October 1994 with 30 employees participating. Under the terms of the Executive Plan, eligible key employees were granted the right to purchase shares of the Company's Common Stock at the market price, which was $3.1875 per share at the time of purchase. Participating employees financed the purchases of these shares through loans by the Company's bank lender at the prime rate less 1/4%, payable over five years. The loans were fully-recourse to the participating employees but were guaranteed by letters of credit from the Company to the lending bank. The Company lent the employee 85% of the interest due to the bank. The Company held the purchased Common Stock as security for its guarantees of the repayment of the loans. Sales of the shares purchased under the Plan were subject to certain restrictions.

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

     In June 1998, the Board of Directors approved a Transition and Retention Plan (the "Transition Plan") and offered it to certain participants in the Executive Plan including all of the executive officers as noted in the table below. The Transition Plan provides, in exchange for a release of all prior claims by the participant, defined retention and severance payments, option grants at current market value and deferral of all loan interest to the participant. A participant in the Transition Plan earned, through continued employment over a period of three years, a retention payment of up to 110% of any shortfall of the market value of the Common Stock purchased with the loan below the loan's outstanding principal and interest. The amount of this retention payment would have been determined, and the payment become payable, only if and when the participant's employment with the Company ended without a prior repayment of the loan. In the event the Company terminates the participant's employment without cause, or a change of control of the Company occurs, the retention payment became fully vested and payable immediately. The Company has the option at any time to repurchase the Purchased Shares from a Transition Plan participant at the fair market value, in which case the participant remains liable for any loan balance not repaid from the repurchase proceeds subject the other terms of the Transition Plan. Under certain circumstances, such as termination by the Company of the participant's employment following a change of control or otherwise without cause as defined in the Transition Plan, the participant is also entitled to continuation of salary and benefits for nine months.

     The following table contains information about borrowings in excess of $60,000 by current executive officers and executive officers named in the Compensation Table that were outstanding during 1999 pursuant to the Executive Plan and that were or are guaranteed by the Company. The amounts listed below also include the interest paid by the Company to the bank, reimbursement of which was owed by the individual to the Company. No director, nominee, or beneficial owner of more than 5% of any class of voting securities is eligible for participation in the Executive Plan. All the persons listed below became fully vested in the retention payment under the Transition Plan as a result of the sale of the computer telephony business to Inter-Tel on January 1, 2000 and except as indicated below repaid the loan including accrued interest in full in 2000.

                                                                 HIGHEST AMOUNT
                                                              INDEBTEDNESS BETWEEN        UNPAID
                                                              JANUARY 1, 1998 AND    INDEBTEDNESS AT
                                                                MARCH 31, 2000,      MARCH 31, 2000,
                                                                   INCLUDING            INCLUDING
NAME                                                            ACCRUED INTEREST     ACCRUED INTEREST
----                                                          --------------------   ----------------
Barbara C. Anderson.........................................       $  257,621            $      0
James E. Cooke III..........................................          435,837                   0
Robert W. Hopwood...........................................          435,216             138,966
Michael W. Yacenda..........................................        1,525,430                   0

     Certain software development services have been provided to eLottery by Energenics, whose principal is Robert Hopwood Jr., and by The Winston Group, one of whose principals was Robert W. Hopwood, Jr., a son of an officer of eLottery, Inc., Robert W. Hopwood, and by Rosewood Computing, one of whose principals is Mark Hopwood, another son of Mr. Hopwood. During 1999, eLottery incurred $335,864, $135,700, and $98,663, respectively, in fees from these firms. The contracts with these companies were entered into on terms eLottery believes are as favorable as would have been obtained through arm's-length negotiations with an independent third party.

     On August 2, 1999, the Board of Directors approved, with Mr. Seslowe abstaining, the issuance to Resource Holdings Associates, an investment banking firm in which Mr. Seslowe has more than a 10% interest, of a warrant to purchase 100,000 shares of common stock at a price of $3.00 per share, as compensation for certain investment banking services provided and to be provided to the company. Management believes the compensation paid for these services to be as least at favorable to the company as would have been obtained though arm's-length negotiations with an independent third party.

     On January 13, 2000, the Company acquired from Twelve Oaks Liquidating Trust 254,686 shares (or approximately 4%) of the outstanding common stock of Dialogic Communications Corp. ("DCC"), of which the Company already owned approximately 47% of the issued and outstanding common stock. The purchase price for the DCC shares was 254,656 shares of newly issued shares of the Company's Common Stock. Twelve Oaks Liquidating Trust is a liquidating trust for Twelve Oaks Capital Limited Partners, of which Philip D. Gunn, a director of the Company and Interim CEO of eLottery, Inc., was the general partner and held a greater than 10% interest. Mr. Gunn is also the Liquidating Trustee for the Trust. The Company believes the acquisition of the DCC shares gave the Company over 51% of the voting stock of DCC and will make the sale of the DCC investment both easier to accomplish and more profitable to eLOT. Management believes the purchase price paid for the DCC shares to be as least at favorable to the Company as would have been obtained though arm's-length negotiations with a third party not affiliated with the Company.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1), (a)(2) and (d). The financial statements required by this item and incorporated herein by reference are as follows:

          Report of Independent Public Accountants

          Consolidated Balance Sheets -- December 31, 1999 and 1998

          Consolidated Statements of Operations -- Years ended December 31, 1999, 1998 and 1997

          Consolidated Statements of Changes in Stockholders' Equity -- Three years ended December 31, 1999

          Consolidated Statements of Cash Flows -- Years ended December 31, 1999, 1998 and 1997

          Notes to Consolidated Financial Statements

     The schedule to consolidated financial statements required by this item and included in this report is as follows:

          Report of Independent Public Accountants on Schedule

          Schedule II -- Valuation and Qualifying Accounts

     (a)(3) and (c). The exhibits required by this item and included in this report or incorporated herein by reference are as follows:

      EXHIBIT NO.
      -----------
          2-1            -- Agreement and Plan of Merger by and among EXECUTONE
                            Information Systems, Inc., Executone Newco, Inc., and
                            Unistar Gaming Corp., dated as of December 19, 1995.
                            Incorporated by reference to the Registrant's Current
                            Report on Form 8-K dated January 3, 1996.
          3-1            -- Articles of Incorporation, as amended through December
                            18, 1995. Incorporated by reference to the Registrant's
                            Annual Report on Form 10-K for the year ended December
                            31, 1995, filed on April 15, 1996.
          3-2            -- Articles of Amendment dated and filed December 19, 1995, amending the Company's Articles of Incorporation.
                            Incorporated by reference to the Registrant's Current
                            Report on Form 8-K dated January 3, 1996.
          3-3            -- Articles of Amendment filed January 4, 2000, amending the
                            Company's Articles of Incorporation. Incorporated by
                            reference to the Registrant's Annual Report on Form 10-K
                            for the year ended December 31, 1999, filed on March 30,
                            2000.
          3-4            -- Bylaws, as amended. Incorporated by reference to the
                            Registrant's Registration Statement on Form S-3 (File No.
                            33-62257) filed August 30, 1995.
          4-10           -- Indenture dated March 1, 1986 with United States Trust
                            Company of New York relating to 7 1/2% Convertible
                            Subordinated Debentures of Vodavi Technology Corporation
                            due March 15, 2011. Incorporated by reference to Vodavi
                            Technology Corporation's Registration Statement on Form
                            S-1 (as amended) (Registration No. 33-3827) filed on
                            March 9, 1986 and amended April 1, 1986.

      EXHIBIT NO.
      -----------
          4-11           -- First Supplemental Indenture dated August 4, 1989 with
                            United States Trust Company of New York relating to
                            7 1/2% Convertible Subordinated Debentures due March 15,
                            2011. Incorporated by reference to the Registrant's
                            Annual Report on Form 10-K for the year ended December
                            31, 1989.
          4-12           -- Specimen Certificate representing 7 1/2% Convertible
                            Subordinated Debentures. Incorporated by reference to the
                            Registrant's Annual Report on Form 10-K for the year
                            ended December 31, 1989.
         10-1            -- 1984 Employee Stock Purchase Plan of EXECUTONE
                            Information Systems, Inc. Incorporated by reference to
                            the Registrant's Registration Statement on Form S-8 (File
                            No. 33-23294) declared effective by the Commission on
                            August 23, 1988.
         10-2            -- 1986 Stock Option Plan of EXECUTONE Information Systems,
                            Inc. Incorporated by reference to the Registrant's
                            Registration Statement on Form S-8 (File No. 33-23294)
                            declared effective by the Commission on August 23, 1988.
         10-3            -- 1999 Stock Incentive Plan. Incorporated by reference to the Registrant's definitive Proxy Statement ( Form 14A)
                            filed on November 18, 1999.
         10-6            -- 1990 Directors' Stock Option Plan as amended July 30,
                            1996. Incorporated by reference to the Registrant's
                            Annual Report on Form 10-K for the year ended December
                            31, 1996, filed on March 31, 1997.
         10-7            -- 1994 Executive Stock Incentive Plan. Incorporated by
                            reference to the Registrant's Annual Report on Form 10-K
                            for the year ended December 31, 1994.
         10-8            -- 1998 Transition and Retention Plan. Incorporated by
                            reference to the Registrant's Annual Report on Form 10-K
                            for the year ended December 31, 1998.
         10-20           -- Warrant to Purchase 25,000 shares of Common Stock of the
                            Registrant, in favor of Jerry M. Seslowe, dated February
                            1, 1996. Incorporated by reference to the Registrant's
                            Annual Report on Form 10-K/A for the year ended December
                            31, 1996 filed on April 30, 1997.
         10-21           -- Warrant to Purchase 25,000 shares of Common Stock of the
                            Registrant, in favor of John P Hectus, dated November 18,
                            1998. Incorporated by reference to the Registrant's
                            Annual Report on Form 10-K/A for the year ended December
                            31, 1998.
         10-22           -- Warrant to Purchase 25,000 shares of Common Stock of the
                            Registrant, in favor of Philip D. Gunn, dated May 21,
                            1999. Incorporated by reference to the Registrant's
                            Annual Report on Form 10-K for the year ended December
                            31, 1999, filed on March 30, 2000.
         21              -- Subsidiaries of eLOT, Inc. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year
                            ended December 31, 1999, filed on March 30, 2000.
         23              -- Consent of Arthur Andersen LLP. Filed herewith.
         27              -- Financial Data Schedule. Previously filed.

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

          S-8 Reg. No. 33-23294 filed August 23, 1988 on 1986 Stock Option Plan (7,000,000 shares) and Employee Stock Purchase Plan (500,000 shares)

          S-8 Reg. No. 33-42561 filed September 4, 1991 on 1984 Employee Stock Purchase Plan (350,000 shares) and Directors' Stock Option Plan (100,000 shares)

          S-8 Reg. No. 33-45015 filed January 2, 1992 on 1984 Employee Stock Purchase Plan (400,000 shares)

          S-8 Reg. No. 33-57519 filed January 31, 1995 on 1984 Employee Stock Purchase Plan (1,000,000 shares).

          S-8 Reg. No. 333-34346 filed April 7, 2000 on 1999 Stock Incentive Plan (13,000,000 shares).

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

                                            eLOT, Inc.

                                            By:   /s/ BARBARA C. ANDERSON
                                              ----------------------------------
                                                     Barbara C. Anderson,
                                                    Senior Vice President

April 26, 2000
Norwalk, Connecticut

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                        NAME                                         TITLE                        DATE
                        ----                                         -----                        ----

                /s/ STANLEY J. KABALA                  Chairman, President and Chief         April 26, 2000
-----------------------------------------------------    Executive Officer (Principal
                  Stanley J. Kabala                      Executive Officer)

              /s/ EDWARD W. STONE, JR.                 Senior Vice President, Finance,       April 26, 2000
-----------------------------------------------------    and Chief Financial Officer
                Edward W. Stone, Jr.                     (Principal Financial and
                                                         Accounting Officer)

                                                       Director                              April 26, 2000
-----------------------------------------------------
                Richard J. Fernandes

                 /s/ PHILIP D. GUNN                    Director                              April 26, 2000
-----------------------------------------------------
                   Philip D. Gunn

                 /s/ JOHN P. HECTUS                    Director                              April 26, 2000
-----------------------------------------------------
                   John P. Hectus

                /s/ JERRY M. SESLOWE                   Director                              April 26, 2000
-----------------------------------------------------
                  Jerry M. Seslowe

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

                                            ARTHUR ANDERSEN LLP

Stamford, Connecticut
February 4, 2000

                                                                     SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                                            ADDITIONS           DEDUCTIONS
                                                    -------------------------   ----------
                                                      CHARGED       CHARGED
                                       BALANCE AT    (CREDITED)    (CREDITED)
                                       BEGINNING    TO COSTS AND    TO OTHER                  BALANCE AT
DESCRIPTION                            OF PERIOD      EXPENSES      ACCOUNTS     PAYMENTS    END OF PERIOD
-----------                            ----------   ------------   ----------   ----------   -------------
                                                             (AMOUNTS IN THOUSANDS)
Year Ended December 31, 1999
  Reserve for Discontinued
     Operations......................    $5,424        $1,320          --        $(4,364)       $2,480
Year Ended December 31, 1998
  Reserve for Discontinued
     Operations......................        --         9,028          --         (3,604)        5,424
Year Ended December 31, 1997
  Reserve for Discontinued
     Operations......................        --            --          --             --            --