Form 10-Q
period 2000-03-30
ELOT INC
filed 2000-05-15
CIK 725282

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2000

                                  OR

     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from             to

                     Commission File No. 0-11551


                                        eLOT, Inc.
        (Exact name of registrant as specified in its charter)


                         Virginia                        86-0449210
               (State or other jurisdiction of        (I.R.S. Employer
                incorporation or organization)       Identification No.)


              301 Merritt 7 Corporate Park, Norwalk, Connecticut   06851
               (Address of principal executive offices)         (Zip Code)


                                      (203) 840-8600
          (Registrant's telephone number, including area code)


          EXECUTONE Information Systems, Inc., 478 Wheelers Farms Road,

                             Milford, Connecticut 06460
         (Former name, former address and former fiscal year,
                    if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No

The number of shares outstanding of registrant's Common Stock, $.01 par value per share, as of April 30, 2000 was 64,000,216.

                              INDEX



eLOT, Inc.

                                                             Page #
PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements

          Consolidated Balance Sheets -
          March 31, 2000 and December 31, 1999.                 3

          Consolidated Statements of Operations -
          Three Months Ended March 31, 2000 and 1999.           4

          Consolidated Statements of Cash Flows -
          Three Months Ended March 31, 2000 and 1999.           5

          Notes to Consolidated Financial Statements.           6


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations         9


PART II.  OTHER INFORMATION                                    12

          SIGNATURES                                           13

                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                           eLOT, INC.
                   CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share amounts)  March 31,  December 31,
                                                          2000        1999
                                                       (Unaudited)
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                             $ 14,278     $   1,060
 Restricted Cash                                          4,000           ---
 Accounts receivable                                        158            12
 Prepaid expenses and other current assets                  521           174
 Net assets of discontinued operations                   17,016        53,402
 Total Current Assets                                    35,973        54,648

PROPERTY AND EQUIPMENT, net                               2,918         2,480
OTHER ASSETS                                              2,622         5,034
                                                       $ 41,513     $  62,162

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current portion of long-term debt                     $    133     $  19,818
 Accounts payable                                         1,895         5,342
 Accrued payroll and related costs                          115           772
 Accrued liabilities                                      3,392         3,808
 Total Current Liabilities                                5,535        29,740

LONG-TERM DEBT                                           13,351        13,660
 Total Liabilities                                       18,886        43,400

STOCKHOLDERS' EQUITY:
 Common stock:  $.01 par value; 80,000,000 shares
   authorized; 63,996,177 and 63,010,953 issued and
   outstanding                                              640           630
 Additional paid-in capital                              84,822        81,054
 Accumulated other comprehensive loss                      (336)         (336)
 Accumulated deficit                                    (62,499)      (62,586)
 Total Stockholders' Equity                              22,627        18,762
                                                       $ 41,513     $  62,162


The accompanying notes are an integral part of these consolidated balance sheets.

                               eLOT, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)


                                                     Three Months Ended
(In thousands, except for per share amounts)              March 31,
                                                     2000            1999
REVENUES                                         $    150        $    ---

COSTS AND EXPENSES:
  Prizes, content, advertising and promotion          619             ---
  General and Administrative                        1,520             720
  Depreciation and Amortization                       279             358
                                                    2,418           1,078

OPERATING LOSS                                     (2,268)         (1,078)

INTEREST EXPENSE                                     (414)           (753)
OTHER INCOME, NET                                     113           1,169
LOSS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                              (2,569)           (662)

INCOME TAXES                                          ---             ---

LOSS FROM CONTINUING OPERATIONS                    (2,569)           (662)

DISCONTINUED OPERATIONS:
  Income (loss) from discontinued operations       (1,231)         (2,369)
  Gain on sale of discontinued operations, (net of
    tax provision of $15,924.)                      3,887             ---

  Income (loss) from discontinued operations        2,656          (2,369)

NET INCOME (LOSS)                                $     87        $ (3,031)

BASIC AND DILUTED LOSS PER SHARE:
  Loss from continuing operations                $  (0.04)       $  (0.01)
  Loss from discontinued operations                 (0.02)          (0.05)
  Gain on sale of discontinued operations            0.06             ---
  NET INCOME (LOSS) PER SHARE                    $   0.00        $  (0.06)


AVERAGE COMMON SHARES OUTSTANDING:                 63,619          49,529

The accompanying notes are an integral part of these consolidated statements.

                                  eLOT, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

(In thousands)                                        Three Months Ended
                                                           March 31,
                                                      2000          1999
CASH FLOWS FROM OPERATING ACTIVITIES:
 Loss from continuing operations                       $ (2,569)     $   (662)
 Adjustments to reconcile net loss to net
   cash provided (used) by operating activities:
   Depreciation and amortization                            279           358
   Gain on Claricom notes/warrants                          ---        (1,161)
 Changes in working capital items:
   Restricted Cash                                       (4,000)          ---
   Accounts receivable                                     (146)          ---
   Accounts payable and accruals                         (4,519)       (2,872)
   Other working capital items, net                        (347)          600

NET CASH  PROVIDED (USED) BY
 CONTINUING OPERATING ACTIVITIES                        (11,302)       (3,737)

Cash flows used by discontinued operating activities     (2,820)       (1,756)

NET CASH USED BY OPERATING ACTIVITIES                   (14,122)       (5,493)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                        (651)         (268)
 Proceeds From Sale of CT Business                       44,300           ---
 Proceeds from Claricom note/warrants                       ---         9,261
 ESIP participants loan repayments                        2,578           ---
 Deferred NIL expenses                                      ---        (1,404)
 Other, net                                                (166)           (3)
NET CASH PROVIDED (USED) BY
 INVESTING ACTIVITIES                                    46,061         7,586

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayments/Borrowings under revolving credit facility  (19,617)       (1,313)
 Repayments of other long-term debt                        (451)          (49)
 Repurchase of stock                                        ---        (1,341)
 Proceeds from issuance of stock                          1,347            39
NET CASH PROVIDED (USED) BY FINANCING
 ACTIVITIES                                             (18,721)       (2,664)
INC (DEC) IN CASH AND CASH EQUIVALENTS                   13,218          (571)
CASH AND CASH EQUIVALENTS - BEGINNING
 OF YEAR                                                  1,060         1,482
CASH AND CASH EQUIVALENTS - END
 OF PERIOD                                             $ 14,278      $    911

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

As discussed more thoroughly in Note D, the Company's Computer
Telephony and Healthcare communications businesses, along with certain other assets and liabilities are presented as discontinued operations in the accompanying consolidated financial statements.

The condensed interim financial statements included herein have been prepared by eLOT, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and reflect all adjustments which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair statement of the results for interim periods. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. Although eLOT, Inc. believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report to stockholders.


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

NOTE C - EARNINGS PER SHARE

Earnings per share is based on the weighted average number of shares of common stock outstanding during the periods. Common stock equivalents and the convertible debentures which are antidilutive based upon losses from continuing operations have been excluded from the computations in both periods.

A reconciliation of the Company's income (loss) per share calculations for the three-month period ended March 31, 2000 and 1999, respectively, is as follows:


                                              Loss from              Per Share
(in thousands, except for per share amounts)  Continuing
                                              Operations    Shares      Amount
For the three months ended March 31, 2000:
Basic and Diluted Loss Per Share:             $  (2,569)    63,619     $(0.04)

For the three months ended March 31, 1999:
Basic and Diluted Loss Per Share:             $    (662)    49,529     $(0.01)

NOTE D - DISCONTINUED OPERATIONS

On March 29, 1999, the Company announced that it would divest its Telephony and Healthcare businesses. By divesting the core Telephony and Healthcare businesses, the Company plans to focus its resources on its Internet subsidiary, eLottery, Inc. Accordingly, the Company has pursued the sales of these businesses since the announcement while continuing to execute each division's respective business development plans. During the fourth quarter of 1999, the Company finalized the plan of disposal for these businesses, and accordingly, started accounting for the businesses as discontinued operations.

On January 1, 2000, the Company completed the sale of its Computer Telephony division to Inter-Tel, Incorporated for $44.3 million in cash plus the assumption of certain liabilities. The $44.3 million in proceeds includes $4.0 million being held in escrow, which is reflected as restricted cash in the accompanying balance sheet. These funds will be released to the Company in July 2000 and January 2001, subject to potential indemnity claims by Inter-Tel. A portion of the proceeds was used to repay all of the Company's outstanding revolving debt ($19.6 million) in January 2000. The sales proceeds are subject to adjustment to be determined in 2000.

eLOT is also continuing to pursue the sale of its Healthcare business and its investment in Dialogic Communications
Corporation (DCC), a private company, based in Franklin, Tennessee, that develops and markets interactive call processing solutions for business, industry and government. In the meantime, both businesses continue to execute their respective plans for further business development.

Summarized financial information for the discontinued operations is as follows (000):


For the three months ended March 31,                  2000            1999
Revenues                                          $  8,753        $ 31,749
Income (Loss) from Discontinued
 Operations                                         (1,231)         (2,369)
Gain on sale of discontinued operations,
 Net of Taxes                                        3,887             ---


As of March 31,2000 and December 31, 1999            2000            1999
Current Assets                                   $ 18,230        $ 57,981
Total Assets                                       31,336          92,706
Current Liabilities                                14,320          36,784
Total Liabilities                                  14,320          39,304
Net Assets                                         17,016          53,402


In summary, the Company recorded an after-tax gain of $3.9 million related to the sale of discontinued operations in 2000. This gain represents an after-tax gain of $14.9 million (net of a tax provision of $9.9 million) on the sale of the Computer Telephony division, a $5 million reserve related to the sale of the remaining discontinued operations and a $6 million valuation allowance against deferred tax assets that the Company estimates will not be realizable when all of the discontinued operations are sold.

During 1995, the Company acquired 47% of the common stock and certain other assets of Dialogic Communications Corporation
(DCC), a vendor of certain telephony products, in exchange for 353,118 shares of the Company's common stock and $100,000 cash. In January 2000, the Company acquired an additional 254,686 shares of DCC in exchange for 254,686 eLOT shares from an entity controlled by a director of the Company. The Company believes it now has a 51% interest in DCC. The purpose of the acquisition of these shares was to maximize eLOT's investment upon sale of its ownership in DCC.


NOTE E - OTHER MATTERS

For the three-month periods ended March 31, 2000 and 1999, respectively, the Company made cash payments of approximately $414,000 and $0.8 million for interest expense on indebtedness. For the three month periods ended March 31, 2000 and 1999 respectively, the company made cash payments for income taxes of approximately $33,000 and $51,000.

The market value of the Company's investment in Virtgame.com declined subsequent to March 31, 2000. The amount of such decline was approximately $180,000 as of May 10, 2000.


NOTE F - SUBSEQUENT EVENT

On April 19, 2000, the Company announced that it has terminated merger discussions to acquire VGTI pursuant to a previously signed Letter of Intent dated February 25, 2000.

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis explains trends in the Company's financial condition as of
March 31, 2000 and results of operations for the three months ended March 31, 2000 and 1999. It is intended to help shareholders and other readers understand the dynamics of the Company's business and the key factors underlying its financial results. This discussion should be read in conjunction with the consolidated financial statements and notes included elsewhere in this Form 10-Q, and with the Company's audited consolidated financial statements and notes thereto for the year ended
December 31, 1999 included in Form 10-K. Management believes that certain statements in this discussion and analysis constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Such statements are based on current expectations, estimates and projections about the industries in which the Company operates, management's beliefs and assumptions made by management. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and assumptions include, among others, the following: general economic and business conditions; demographic changes; rapid technology development and changes; timing of product introductions; the mix of products/services; industry capacity and other industry trends; and the ability of the Company to attract and retain key employees.

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

Discontinued Operations

In March 1999, eLOT announced its intention to divest its Computer Telephony and Healthcare Communications divisions in order to focus on the electronic lottery business conducted by eLottery. eLOT engaged an investment banker to assist the Company in selling these businesses and in October, 1999 announced the signing of an asset purchase agreement with Inter-Tel to sell the Computer Telephony business for $44.3 million in cash. This transaction closed on January 1, 2000. The Company continues to execute its business plan to develop the Healthcare Communications business while, at the same time, pursuing its sale. The Company also continues to pursue the sale of its investment in DCC. As a result of the Company finalizing the plan of disposal for these businesses and investment, the businesses and investment have been reflected in accompanying consolidated financial statements and discussion and analysis as discontinued operations.
                                9

THREE  MONTHS  ENDED MARCH 31, 2000 COMPARED TO THE THREE  MONTHS
ENDED MARCH 31, 1999

RESULTS OF OPERATIONS

REVENUES: During the fourth quarter of 1999, the Company's eLottery subsidiary began generating advertising revenues through its lottery portal web site at www.eLotteryFreeWay.com launched on November 9, 1999. Revenues were $150,000 for the three months ended March 31, 2000.

PRIZES, CONTENT, ADVERTISING AND PROMOTION: Prizes, content, advertising and promotions were $619,000 during the first quarter of 2000. These expenses include "ePoints" earned by registered players on the eLotteryfreeway entertainment site, cost of editorial content and advertising and special promotional programs designed to acquire new registered players and reward our existing player base.

GENERAL & ADMINISTRATIVE: General & Administrative expenses were $1.5 million for the period, up from $.7 million for the comparable period in 1999. In addition to General & Administrative expenses for the Company's eLottery subsidiary, the results also include eLOT corporate expenses. The increase in General & Administrative expenses is attributable to the continued development of the eLottery business plan including expanding the Company's eLotteryFreeWay portal web site, costs incurred with preparing for the launch of the Company's Jamaica and UK Lottery contracts to sell Lottery tickets over the internet, implementation of the IMARCS software product in Idaho, increased Lobbying efforts related to proposed U.S. government legislation regarding our business, and increased personnel, legal and occupancy costs.

DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense for the three months was approximately $279,000 in 2000 and $358,000 in 1999.

INTEREST EXPENSE: Interest expense for 2000 was $414,000, a decline of $339,000 from 1999. The decrease is due to lower levels of bank borrowings in 2000 due to the repayment of the credit facility on January 3, 2000.

OTHER INCOME, NET: Other income, net, decreased primarily due to a nonrecurring $1.2 million gain in 1999 on the receipt of payment from Claricom on a $5.9 million junior subordinated note plus interest, along with the redemption of the warrants held by the Company, both of which were part of the consideration received in the 1996 sale of the direct sales organization.
Other Income in 2000 represents interest income earned from investment of corporate funds.

DISCONTINUED OPERATIONS: Revenues from discontinued operations were $8.8 million in 2000 compared to $31.7 million in 1999. The decrease in revenue is due entirely to the sale of the Computer Telephony business in January 2000. The loss from discontinued operations was $1.2 million for 2000 versus $2.4 million for 1999, reflecting operating improvements.

The Company recorded an after-tax gain of $3.9 million related to the sale of discontinued operations in 2000. This gain represents an after-tax gain of $14.9 million (net of a tax provision of $9.9 million) on the sale of the Computer Telephony division, a $5 million reserve related to the sale of the remaining discontinued operations and a $6 million valuation allowance against deferred tax assets that the Company estimates will not be realizable when all of the discontinued operations are sold.

OTHER MATTERS

The Company completed the review of its computer systems and the implementation of new systems during 1999. As a result, the Company did not experience any significant adverse impact of the Year 2000 problem internally or from any of its major suppliers or customers.

LIQUIDITY AND CAPITAL RESOURCES

In 1998, the Company entered into a credit facility with Fleet Capital Corporation. The credit facility provided a maximum overall credit line of $30 million consisting of a revolving line of credit for direct borrowings, along with standby and trade letters of credit. The credit facility was secured by substantially all of the Company's assets and had a five-year term. Upon the sale of the Computer Telephony business on January 1, 2000, the outstanding balance of $19.6 million under this credit facility was repaid and the facility was terminated. After paying down this facility, the Company had approximately $19 million in cash and cash equivalents, $4.0 million of which is restricted in an escrow account. These funds will be released to the Company in July 2000 and January 2001, subject to potential indemnity claims by Inter-Tel.

The Company expects that the current cash and cash equivalents on hand plus the proceeds to be received upon the dispositions of the Healthcare business and investment in DCC will provide sufficient cash and liquidity to finance the investment in the eLottery business for an additional 18 to 24 months.

At March 31, 2000, cash and cash equivalents amounted to $18.3 million, including restricted cash of $4.0 million.

Cash used by continuing operating activities was $11.3 million in the first quarter of 2000, $7.6 million more than in 1999. Cash used by discontinued operating activities in 2000 was $2.8 million versus $1.8 million in 1999.

Cash provided by investing activities was approximately $46.1 million in 2000, primarily due to the proceeds received from the sale of the Computer Telephony business of $44.3 million and the repayment by certain key management of the ESIP loans for $2.6 million. Cash provided by investing activities totaled $7.6 million for 1999.

The Company used $18.7 million in cash from financing activities during the first three-month period of 2000. The primary use of cash was the repayment of the outstanding balance under the credit facility and other long term debt of $20.1 million, offset partially by proceeds from the exercise of stock options. During 1999, the Company used $2.7 million in its financing activities, primarily to repay borrowings of $1.3 million along with $1.3 million to repurchase 420,000 shares of the Company's common stock.

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

Item 2.        CHANGES IN SECURITIES
               Not applicable.

Item 3.        DEFAULTS UPON SENIOR SECURITIES
               Not applicable.

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               Not applicable.

Item 5.        OTHER INFORMATION
               Not applicable.

Item 6.        EXHIBITS AND REPORTS ON FORM 8-K
               a)   Exhibits
                    11 - Statement Regarding Computation of Per
                    Share Earnings (see   Note C of Notes to
                    Consolidated Financial Statements in Part I,
                    Item 1).
               b)   Reports on Form 8-K
                    Not applicable.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report for the quarterly period ended March 31, 2000 on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


                    eLOT, Inc.



Dated:    May 15, 2000        /s/ Stanley J. Kabala
                              Stanley J. Kabala
                              Chairman, President and Chief Executive Officer



Dated:    May 15, 2000        /s/ Edward W. Stone
                              Edward W. Stone
                              Senior Vice President and Chief Financial Officer