Form 10-Q
period 2000-06-30
ELOT INC
filed 2000-08-11
CIK 725282

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2000

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

The number of shares outstanding of registrant's Common Stock, $.01 par value per share, as of July 31, 2000 was 65,623,217.

                              INDEX



eLOT, Inc.

                                                                  Page#
PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements

          Consolidated Balance Sheets -
          June 30, 2000 and December 31, 1999.                        3

          Consolidated Statements of Operations -
          Three Months and Six Months Ended June 30, 2000 and 1999.   4

          Consolidated Statements of Cash Flows -
          Six Months Ended June 30, 2000 and 1999.                    5

          Notes to Consolidated Financial Statements.                 6


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations              10


PART II.  OTHER INFORMATION                                          14

          SIGNATURES                                                 15

                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                           eLOT, INC.
                   CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share amounts) June 30,   December 31,
                                                        2000          1999
                                                     (Unaudited)
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                            $  7,849     $  1,060
 Restricted Cash                                         4,122          ---
 Accounts receivable                                       178           12
 Prepaid expenses and other current assets                 443          174
 Net assets of discontinued operations                  13,771       53,402
 Total Current Assets                                   26,363       54,648

PROPERTY AND EQUIPMENT, net                              3,953        2,480
INTANGIBLE ASSETS, net                                   4,122          ---
OTHER ASSETS                                             2,339        5,034
                                                      $ 36,777     $ 62,162

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current portion of long-term debt                    $    243     $ 19,818
 Accounts payable                                        1,856        5,342
 Accrued payroll and related costs                          92          772
 Accrued liabilities                                     4,347        3,808
 Total Current Liabilities                               6,538       29,740

LONG-TERM DEBT                                          13,265       13,660
    Total Liabilities                                   19,803       43,400

STOCKHOLDERS' EQUITY:
    Common stock:  $.01 par value; 80,000,000 shares
      authorized; 65,623,217 and 63,010,953 issued and
      outstanding                                          656          630
    Additional paid-in capital                          89,140       81,054
    Accumulated other comprehensive loss                  (518)        (336)
    Accumulated deficit                                (72,304)     (62,586)
    Total Stockholders' Equity                          16,974       18,762
                                                      $ 36,777     $ 62,162


The accompanying notes are an integral part of these consolidated balance sheets.

                               eLOT, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)



(In thousands, except for            Three Months Ended      Six Months Ended
 per share amounts)                       June 30,                June 30,
                                     2000         1999        2000       1999
REVENUES                         $    100     $    ---    $    250   $    ---

COSTS AND EXPENSES:
  Prizes, content, advertising
      and promotion                   676          ---       1,295        ---
  General and Administrative        2,720        1,026       4,322      1,809
  Depreciation and Amortization       490          293         687        588
                                    3,886        1,319       6,304      2,397

OPERATING LOSS                     (3,786)      (1,319)     (6,054)    (2,397)

INTEREST EXPENSE                     (388)        (723)       (802)    (1,476)
OTHER INCOME, NET                     691         (162)        804      1,007
LOSS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES              (3,483)      (2,204)     (6,052)    (2,866)

INCOME TAXES                          ---          ---         ---        ---

LOSS FROM CONTINUING OPERATIONS    (3,483)      (2,204)     (6,052)    (2,866)

DISCONTINUED OPERATIONS:
  Income (loss) from discontinued
   operations                      (2,822)      (2,063)     (4,053)    (4,432)
 Gain (loss) on sale of
   discontinued operations, (net
   of tax provision of $15,924 for
   the six months ended
   June 30, 2000)                  (3,500)         ---         387        ---

  Income (loss) from discontinued
   operations                      (6,322)      (2,063)     (3,666)    (4,432)

NET INCOME (LOSS)                $ (9,805)    $ (4,267)   $ (9,718)  $ (7,298)

BASIC AND DILUTED LOSS PER SHARE:
 Loss from continuing operations $  (0.05)    $  (0.04)   $ (0.09)   $  (0.05)
 Loss from discontinued operations  (0.04)       (0.03)     (0.06)      (0.08)
 Loss on sale of discontinued
  operations                        (0.06)         ---       ----         ---
 NET INCOME (LOSS) PER SHARE     $  (0.15)    $  (0.07)   $ (0.15)   $  (0.13)


AVERAGE COMMON SHARES
 OUTSTANDING:                      64,805       59,512     64,212      54,520

The accompanying notes are an integral part of these consolidated statements.

                                  eLOT, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

(In thousands)                                          Six Months Ended
                                                             June 30,
                                                       2000           1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Loss from continuing operations                   $ (6,052)      $ (2,866)
  Adjustments to reconcile net loss to net
    cash provided (used) by operating activities:
  Depreciation and amortization                          687            588
  Accretion on Debentures                                149            126
  Gain on Claricom notes/warrants                        ---         (1,161)
  Changes in working capital items:
        Accounts receivable                             (166)          (224)
        Accounts payable and accruals                 (3,626)           (35)
        Other working capital items, net                (269)          (865)

NET CASH  PROVIDED (USED) BY
 CONTINUING OPERATING ACTIVITIES                      (9,277)        (4,437)

Cash flows used by discontinued operating activities  (5,949)        (6,737)

NET CASH USED BY OPERATING ACTIVITIES                (15,226)       (11,174)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                  (1,849)          (364)
  Proceeds From Sale of CT Business                   44,300            ---
  Restricted Cash-Proceeds From Sale of CT Business   (4,122)           ---
  Proceeds from Claricom note/warrants                   ---          9,261
  ESIP participants loan repayments                    2,578            ---
  Deferred NIL expenses                                  ---         (1,929)
  Other, net                                            (207)           824
NET CASH PROVIDED (USED) BY
    INVESTING ACTIVITIES                              40,700          7,792

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments/Borrowings under revolving
     credit facility                                 (19,617)         2,866
  Repayments of other long-term debt                    (454)           (67)
  Repurchase of stock                                    ---         (1,340)
  Proceeds from issuance of stock                      1,386            530
NET CASH PROVIDED (USED) BY FINANCING
 ACTIVITIES                                          (18,685)         1,989
INC (DEC) IN CASH AND CASH EQUIVALENTS                 6,789         (1,393)
CASH AND CASH EQUIVALENTS - BEGINNING
   OF YEAR                                             1,060          1,482
CASH AND CASH EQUIVALENTS - END
  OF PERIOD                                         $  7,849       $     89

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

The Company operates a reward-entertainment lottery portal, eLotteryFreeWay offers lottery and entertainment games (for no consideration) with registered players earning ePoints that are redeemable for cash and merchandise credit. eLotteryFreeWay's mission is to build an Internet community whose members are expected to be highly predisposed to purchase governmental lottery tickets over the Internet.

eLOT recently acquired FreeLotto.com's governmental lottery information web site, www.LottoNet.com, which will soon be re-branded and re-launched as eLottoNet.com. eLottoNet.com offers a free daily lottery email notification service (LENS) of state lottery results and other information and services via email.

On  January 4, 2000, the Company changed its name from  Executone
Information Systems, Inc. to eLOT, Inc. to recognize the change in the Company's core business focus to the governmental lottery industry.

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

A reconciliation of the Company's loss per share calculations for the three-month and six-month periods ended June 30, 2000 and 1999, respectively, is as follows:


                                               Loss from
(in thousands, except for per share amounts)   Continuing             Per Share
                                               Operations    Shares    Amount
For the three months ended June 30, 2000:
Basic and Diluted Loss Per Share:              $ (3,483)     64,805   $ (0.05)

For the three months ended June 30, 1999:
Basic and Diluted Loss Per Share:              $ (2,204)     59,512   $ (0.04)

For the six months ended June 30, 2000:
Basic and Diluted Loss Per Share:              $ (6,052)     64,212   $ (0.09)

For the six months ended June 30, 1999:
Basic and Diluted Loss Per Share:              $ (2,866)     54,520   $ (0.05)


NOTE D - DISCONTINUED OPERATIONS

On March 29, 1999, the Company announced that it would divest its Telephony and Healthcare businesses. By divesting the core Telephony and Healthcare businesses, the Company plans to focus its resources on its Internet subsidiary, eLottery, Inc. Accordingly, the Company pursued the sales of these businesses since the announcement while continuing to execute each division's respective business development plans. During the fourth quarter of 1999, the Company finalized the plan of disposal for these businesses, and accordingly, started accounting for the businesses as discontinued operations.

On January 1, 2000, the Company completed the sale of its Computer Telephony division to Inter-Tel, Incorporated for $44.3 million in cash plus the assumption of certain liabilities. The $44.3 million in proceeds includes $4.0 million being held in escrow, which is reflected as restricted cash in the accompanying balance sheet. These funds were to be released to the Company in two parts, $2.0 million in July 2000 and the remainder in January 2001, subject to potential indemnity claims by Inter-Tel. The Company and Inter-Tel are discussing potential indemnity and other claims and approximately $1.4 million of the escrowed funds to be released in July are being held pending final negotiation and determination of amounts due, if any. The Company does not anticipate incurring any material liability or reduction of purchase price as a result of these claims. A portion of the proceeds was used to repay all of the Company's outstanding revolving debt ($19.6 million) in January 2000. The sales proceeds are subject to adjustment to be determined in 2000.

On July 21, 2000, the Company completed the sale of its Healthcare Communications division to Grinnell Corporation for $5.0 million in cash, with the potential for an additional $1.0 million to be paid in 90 days subject to adjustments for the change in the net assets of the business between May 31, 2000 and the closing date, and the assumption of certain liabilities.

eLOT is also continuing to pursue the sale of all or part of its investment in Dialogic Communications Corporation (DCC), a private company, based in Franklin, Tennessee, that develops and markets interactive call processing solutions for business, industry and government. In the meantime, the business continues to execute its plans for further business development.


Summarized financial information for the discontinued operations is as follows (000):


For the three months ended June 30,               2000            1999
Revenues                                       $  7,994        $ 32,201
Loss from Discontinued Operations                (2,822)         (2,063)
Loss on sale of discontinued operations,
 Net of Taxes                                    (3,500)            ---


For the six months ended June 30,                 2000            1999
Revenues                                       $ 16,747        $ 63,950
Loss from Discontinued Operations                (4,053)         (4,432)
Gain on sale of discontinued operations,
 Net of Taxes                                       387             ---


As of June 30, 2000 and December 31, 1999         2000            1999
Current Assets                                $ 17,646         $ 57,981
Total Assets                                    30,500           92,706
Current Liabilities                             16,729           36,784
Total Liabilities                               16,729           39,304
Net Assets                                      13,771           53,402


In summary, the Company recorded an after-tax gain of $0.4 million related to the sale of discontinued operations in 2000. This gain represents an after-tax gain of $14.9 million (net of a tax provision of $9.9 million) on the sale of the Computer Telephony division, a $8.5 million reserve related to the sale of the Healthcare Communications division ($5 million in the first quarter and $3.5 million in the second quarter) and a $6 million valuation allowance against deferred tax assets that the Company estimates will not be realizable when all of the discontinued operations are sold.

During 1995, the Company acquired 47% of the common stock and certain other assets of Dialogic Communications Corporation
(DCC), a vendor of certain telephony products, in exchange for 353,118 shares of the Company's common stock and $100,000 cash. In January 2000, the Company acquired an additional 254,686 shares of DCC in exchange for 254,686 eLOT shares from an entity controlled by a director of the Company. The Company believes it now has a 51% interest in DCC. The purpose of the acquisition of these shares was to maximize eLOT's proceeds upon sale of its ownership in DCC.


NOTE E - eLOTTONET

On May 31, 2000, the Company entered into a long-term strategic partnership agreement with PlasmaNet, Inc., a leading online database marketing company providing targeted advertising and marketing services. PlasmaNet owns and operates FreeLotto.com.

The Company acquired PlasmaNet's lottery results web site, which will be held in a newly formed subsidiary, eLOTTONET. The agreement calls for the Company to obtain branded links on the FreeLotto home page, which will seamlessly connect to the LottoNet.com site and the Company's reward-entertainment lottery portal. In addition, the Company will have the exclusive right to market products and services related to the pay-to-play lottery business to FreeLotto.com's user base.

The Company issued 1.6 million common shares valued at $4.3 million to PlasmaNet as consideration for the site and as payment for the first tranche of registered customer referrals. The acquisition has been accounted for under the purchase method and the results of operations of this business are included in the Company's financial statements. The purchase price has been allocated to intangible assets and is being amortized over the estimated economic life of two years. The agreement calls for additional consideration contingent upon success in reaching specified registered customer referral milestones.


NOTE F - OTHER MATTERS

For the six-month periods ended June 30, 2000 and 1999, respectively, the Company made cash payments of approximately
$730,000 and $1.2 million for interest expense on indebtedness.
For the six-month periods ended June 30, 2000 and 1999 respectively, the company made cash payments for income taxes of approximately $33,000 and $55,000.

The market value of the Company's investment in Virtgame.com declined subsequent to March 31, 2000. The amount of such decline was $182,000 as of June 30, 2000 and such amount is included in the accumulated other comprehensive loss.

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis explains trends in the Company's financial condition as of
June 30, 2000 and results of operations for the three month and six month periods ended June 30, 2000 and 1999. It is intended to help shareholders and other readers understand the dynamics of the Company's business and the key factors underlying its financial results. This discussion should be read in conjunction with the consolidated financial statements and notes included elsewhere in this Form 10-Q, and with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1999 included in Form 10-K. Management believes that certain statements in this discussion and analysis constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Such statements are based on current expectations, estimates and projections about the industries in which the Company operates, management's beliefs and assumptions made by management. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and assumptions include, among others, the following: general economic and business conditions; demographic changes; rapid technology development and changes; timing of product introductions; the mix of products/services; industry capacity and other industry trends; and the ability of the Company to attract and retain key employees.

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

eLOT recently acquired FreeLotto.com's governmental lottery information web site, www.LottoNet.com, which will soon be re-branded and re-launched as eLottoNet.com. eLottoNet.com offers a free daily lottery email notification service (LENS) of state lottery results and other information and services via email.

Discontinued Operations

In March 1999, eLOT announced its intention to divest its Computer Telephony and Healthcare Communications divisions in order to focus on the electronic lottery business conducted by eLottery. On January 1, 2000, the Company sold the Computer Telephony business to Inter-Tel for $44.3 million in cash. On July 21, 2000, the Company completed the sale of its Healthcare Communications division to
Grinnell Corporation for $5.0 million in cash, with the potential for an additional $1.0 million to be paid in 90 days subject to adjustments for the change in the net assets of the business between May 31, 2000 and the closing date, and the assumption of certain liabilities. The Company continues to pursue the sale of all or part of its investment in DCC. As a result of the Company finalizing the plan of disposal for these businesses and investment in the fourth quarter of 1999, the businesses and investment have been reflected in accompanying consolidated financial statements and discussion and analysis as discontinued operations.


THREE  MONTH  AND SIX MONTH PERIODS ENDED JUNE 30, 2000  COMPARED
WITH THE SAME PERIODS LAST YEAR.

RESULTS OF OPERATIONS

REVENUES: During the fourth quarter of 1999, the Company's eLottery subsidiary began generating advertising revenues through its lottery portal web site at www.eLotteryFreeWay.com launched on November 9, 1999. Revenues for the three and six month periods ended June 30, 2000 were $100,000 and $250,000, respectively.

PRIZES, CONTENT, ADVERTISING AND PROMOTION: Prizes, content, advertising and promotions for the three and six month periods ended June 30, 2000 were $676,000 and $1.3 million, respectively. These expenses include "ePoints" earned by registered players on the eLotteryfreeway entertainment site, cost of editorial content and advertising and special promotional programs designed to acquire new registered players and reward our existing player base.

GENERAL & ADMINISTRATIVE: General & Administrative expenses were $2.7 million for the second quarter, up from $1.0 million for the comparable period in 1999. Year-to-date, General & Administrative expenses for 2000 were $4.3 million, up from $1.8 million for 1999. In addition to General & Administrative expenses for the Company's eLottery subsidiary, the results also include eLOT corporate expenses. The increase in General & Administrative expenses is attributable to the continued development of the eLottery business plan including expanding the Company's eLotteryFreeWay portal web site, costs incurred preparing for the launch of the Company's Jamaica and UK Lottery contracts to sell Lottery tickets over the internet, implementation of the IMARCS software product in Idaho, increased Lobbying efforts related to proposed U.S. government legislation regarding our business, and increased personnel, legal and occupancy costs.

DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense for the three and six month periods ended June 30, 2000 was approximately $490,000 and $687,000, respectively, up from $293,000 and $588,000, respectively, for the comparable 1999 periods.

INTEREST EXPENSE: Interest expense for the three and six month periods ended June 30, 2000 was $388,000 and $802,000, respectively, as compared to $723,000 and $1.5 million, respectively, in 1999. The decrease is due to lower levels of bank borrowings in 2000 due to the repayment of the credit facility on January 3, 2000.

OTHER INCOME, NET: Other income, net, for the three month period ended June 30, 2000 was $691,000 as compared to ($162,000) for the comparable 1999 period. The increase over 1999 was primarily due to a nonrecurring $473,000 gain from the return of escrowed funds from the sale of the
                               11

Company's investment in Claricom and interest income earned from the investment of corporate funds. Other income, net, year-to-date was $804,000 for 2000 as compared to $1.0 million in 1999. The decrease was primarily due to a nonrecurring $1.2 million gain in 1999 on the receipt of payment from Claricom on a $5.9 million junior subordinated note plus interest, along with the redemption of the warrants held by the Company, both of which were part of the consideration received in the 1996 sale of the direct sales organization.

DISCONTINUED OPERATIONS: Revenues from discontinued operations for the three and six month periods ended June 30, 2000 were $8.0 million and $16.8 million, respectively, compared to $32.2 million and $63.9 million, respectively, in 1999. The decrease in revenue is due entirely to the sale of the Computer Telephony business in January 2000. The loss from discontinued operations for the three- and six-month periods ended June 30, 2000 was $2.8 million and $4.1 million, respectively, versus $2.1 million and $4.4 million, respectively, for 1999.

The Company recorded an after-tax gain for the six months ended June 3, 2000 of $0.4 million related to the sale of discontinued operations in 2000. This gain represents an after-tax gain of $14.9 million (net of a tax provision of $9.9 million) on the sale of the Computer Telephony division, a $8.5 million reserve related to the sale of the Healthcare Communications division and a $6 million valuation allowance against deferred tax assets that the Company estimates will not be realizable when all of the discontinued operations are sold.


LIQUIDITY AND CAPITAL RESOURCES

In 1998, the Company entered into a credit facility with Fleet Capital Corporation. The credit facility provided a maximum overall credit line of $30 million consisting of a revolving line of credit for direct borrowings, along with standby and trade letters of credit. The credit facility was secured by substantially all of the Company's assets and had a five-year term. Upon the sale of the Computer Telephony business on January 1, 2000, the outstanding balance of $19.6 million under this credit facility was repaid and the facility was terminated. After paying down this facility, the Company had approximately $19 million in cash and cash equivalents, $4.0 million of which is restricted in an escrow account. These funds were to be released to the Company in two parts, $2.0 million in July 2000 and the remainder in January 2001, subject to potential indemnity claims by Inter-Tel. The Company and Inter-Tel are discussing potential indemnity and other claims and approximately $1.4 million of the escrowed funds to be released in July are being held pending final negotiation and determination of amounts due, if any. The Company does not anticipate incurring any material liability or reduction of purchase price as a result of these claims.

The Company expects that the current cash and cash equivalents on hand plus the proceeds to be received upon the dispositions of the Healthcare business and investment in DCC will provide sufficient cash and liquidity to finance the investment in the eLottery business through 2001.

At June 30, 2000, cash and cash equivalents amounted to $12.0 million, including restricted cash of $4.1 million.

Cash used by continuing operating activities was $15.2 million in the first six months of 2000, $4.1 million more than in 1999. Cash used by discontinued operating activities in the first six months of 2000 was $5.9 million versus $6.7 million for the same period in 1999.

Cash provided by investing activities was approximately $40.7 million in the first six months of 2000, primarily due to the proceeds received from the sale of the Computer Telephony business of $44.3 million and the repayment by certain key management of the ESIP loans for $2.6 million, offset partially by restricted cash from the proceeds received from the sale of the Computer Telephony business of $4.1 million and the purchase of property and equipment. Cash provided by investing activities totaled $7.8 million for the comparable 1999 period.

The Company used $18.7 million in cash from financing activities during the first six months of 2000. The primary use of cash was the repayment of the outstanding balance under the credit facility and other long term debt of $20.1 million, offset partially by proceeds from the exercise of stock options. During the first six months of 1999, the Company generated $2.0 million from its financing activities, primarily by increased borrowings of $2.9 million and proceeds from the exercise of stock options of $0.5 million and used $1.3 million to repurchase 420,000 shares of the Company's common stock.

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

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report for the quarterly period ended June 30, 2000 on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


                    eLOT, Inc.



Dated: August 11, 2000     /s/ Edwin J. McGuinn
                           Edwin J. McGuinn
                           President and Chief Executive Officer



Dated: August 11, 2000     /s/ David J. Parcells
                           David J. Parcells
                           Vice President Finance and Chief Financial Officer