Form 10-Q
period 2000-09-30
ELOT INC
filed 2000-11-13
CIK 725282

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

0-11551
(Commission File No)

eLOT, Inc.
(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	86-0449210 (I.R.S. Employer Identification No.)

301 Merritt 7 Corporate Park Norwalk, Connecticut (Address of principal executive offices)	06851 (Zip Code)

(203) 840-8600
(Registrant’s telephone number, including area code)

EXECUTONE Information Systems, Inc., 478 Wheelers Farms Road, Milford, Connecticut 06460
(Former name, former address and former fiscal year, if changed since last report)

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

             The number of shares outstanding of registrant’s Common Stock, $.01 par value per share, as of October 31, 2000 was 66,696,043.

eLOT, Inc.

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets — September 30, 2000 and December 31, 1999	3
	Consolidated Statements of Operations — Three Months and Nine Months Ended September 30, 2000 and 1999	4
	Consolidated Statements of Cash Flows — Nine Months Ended September 30, 2000 and 1999	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

PART II.	OTHER INFORMATION	13

SIGNATURES	14

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

eLOT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share amounts)

	September 30, 2000	December 31, 1999

	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,671	$1,060
Restricted cash	3,505	—
Accounts receivable	322	12
Prepaid expenses and other current assets	367	174
Net assets of discontinued operations	6,764	51,402

Total Current Assets	17,629	52,648

Property and Equipment, net	4,541	2,480
Intangible assets, net	3,823	—
Other Assets	2,352	5,034

	$28,345	$60,162

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$242	$19,818
Accounts payable	2,163	5,342
Accrued payroll and related costs	250	772
Accrued liabilities	1,962	1,808

Total Current Liabilities	4,617	27,740

Long-term Debt	13,301	13,660

Total Liabilities	17,918	41,400

Stockholders’ Equity:
Common stock:$.01 par value; 80,000,000 shares authorized; 65,623,217 and 63,010,953 issued and outstanding	656	630
Additional paid-in capital	89,145	81,054
Accumulated other comprehensive loss	(532)	(336)
Accumulated deficit	(78,842)	(62,586)

Total Stockholders’ Equity	10,427	18,762

	$28,345	$60,162

The accompanying notes are an integral part of these consolidated balance sheets.

eLOT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except for per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2000	1999	2000	1999

Revenues	$308	$—	$558	$—
Costs and Expenses:
Prizes, content, advertising and promotion	722	—	2,017	—
General and Administrative	2,807	1,111	7,129	2,920
Asset Impairment	128	—	128	—
Depreciation and Amortization	707	245	1,394	833

	4,364	1,356	10,668	3,753

Operating Loss	(4,056)	(1,356)	(10,110)	(3,753)

Interest Expense	(391)	(845)	(1,193)	(2,321)
Other Income, Net	176	(193)	980	814

Loss from continuing operations before income taxes	(4,271)	(2,394)	(10,323)	(5,260)

Income Taxes	—	—	—	—

Loss from Continuing Operations	(4,271)	(2,394)	(10,323)	(5,260)

Discontinued Operations:
Income (loss) from discontinued operations	(2,267)	(775)	(6,320)	(5,207)
Gain (loss) on sale of discontinued operations, (net of tax provision of $15,924 for the nine months ended September 30, 2000)	—	—	387	—

Income (loss) from discontinued operations	(2,267)	(775)	(5,933)	(5,207)

Net Income (Loss)	$(6,538)	$(3,169)	$(16,256)	$(10,467)

Basic and Diluted Loss per Share:
Loss from continuing operations	$(0.07)	$(0.04)	$(0.16)	$(0.09)
Loss from discontinued operations	(0.03)	(0.01)	(0.10)	(0.09)
Gain on sale of discontinued operations	—	—	0.01	—

Net Income (Loss) per Share	$(0.10)	$(0.05)	$(0.25)	$(0.18)

Average Common Shares Outstanding:	65,623	62,961	64,682	57,334

The accompanying notes are an integral part of these consolidated statements.

eLOT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,

	2000	1999

Cash Flows from Operating Activities:
Loss from continuing operations	$(10,323)	$(5,260)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	1,394	833
Accretion on debentures	216	189
Asset impairment	128	—
Gain on Claricom notes/warrants	—	(1,161)
Changes in working capital items:
Accounts receivable	(310)	(100)
Accounts payable and accruals	(3,546)	(1,727)
Other working capital items, net	(193)	(1,233)

Net Cash Provided (Used) by Continuing Operating Activities	(12,634)	(8,459)

Cash flows used by discontinued operating activities	(8,246)	(4,642)

Net Cash Used by Operating Activities	(20,880)	(13,101)

Cash Flows from Investing Activities:
Purchase of property and equipment	(2,951)	(637)
Proceeds from sale of CT business	44,300	—
Proceeds from sale of HC business	5,000	—
Restricted cash—Proceeds from sale of CT business	(3,505)	—
Proceeds from Claricom note/warrants	—	9,261
ESIP participants loan repayments	2,578	—
Deferred NIL expenses	—	(2,634)
Other, net	(245)	814

Net cash provided (used) by investing activities	45,177	6,804

Cash flows from financing activities:
Repayments/Borrowings under revolving credit facility	(19,617)	6,757
Repayments of other long-term debt	(455)	(146)
Repurchase of stock	—	(1,341)
Proceeds from issuance of stock	1,386	764

Net cash provided (used) by financing activities	(18,686)	6,034

Inc (Dec) in cash and cash equivalents	5,611	(263)
Cash and cash equivalents—Beginning of year	1,060	1,482

Cash and cash equivalents—End of period	$6,671	$1,219

The accompanying notes are an integral part of these consolidated statements.

eLOT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A.   Nature of the Business and Formation of the Company

             eLOT, Inc. (the “Company” or “eLOT”), formerly known as Executone Information Systems, Inc., is committed to leading the governmental lottery industry into the e-commerce market. The Company has developed, installed and operated systems that have processed ten million e-commerce lottery ticket sales and transactions. It has operated Internet, Intranet, telephone, communications, accounting, banking, database and other applications and services that can facilitate the electronic sale of new and existing lottery products worldwide. The Company has also developed transitional e-commerce solutions for governmental lotteries, which leverage the power of the Internet, while political, legal and social issues surrounding the sales of lottery tickets over the Internet are simultaneously addressed.

             The Company operates a reward-entertainment lottery portal, eLotteryFreeWay offers lottery and entertainment games (for no consideration) with registered players earning ePoints that are redeemable for cash and merchandise credit. eLotteryFreeWay’s mission is to build an Internet community whose members are expected to be highly predisposed to purchase governmental lottery tickets over the Internet.

             eLOT is also an application service provider of Internet marketing and advertising technology for lotteries. The Company’s IMARCS (Internet Marketing Analysis Research and Communications System) database marketing solution enables government lotteries to attract, register and communicate with lottery players through advanced Internet technology. In addition, eLOT’s subsidiary, eLOTTONET, Inc., offers a free daily lottery email notification service (LENS) of state lottery results and other information and services via email.

             On January 4, 2000, the Company changed its name from Executone Information Systems, Inc. to eLOT, Inc. to recognize the change in the Company’s core business focus to the governmental lottery industry.

             As discussed more thoroughly in Note D, the Company’s Computer Telephony and Healthcare communications businesses, along with certain other assets and liabilities are presented as discontinued operations in the accompanying consolidated financial statements.

             The condensed interim financial statements included herein have been prepared by eLOT, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and reflect all adjustments which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair statement of the results for interim periods. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. Although eLOT, Inc. believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report to stockholders.

Note B.   Basis of Presentation

             The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. In consolidating the accompanying financial statements, all significant inter-company transactions have been eliminated. Investments in affiliated companies owned more than 20%, but not in excess of 50%, are recorded under the equity method.

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

Note C.   Earnings Per Share

             Earnings per share is based on the weighted average number of shares of common stock outstanding during the periods. Common stock equivalents and the convertible debentures which are anti-dilutive based upon losses from continuing operations have been excluded from the computations in both periods.

             A reconciliation of the Company’s loss per share calculations for the three-month and nine-month periods ended September 30, 2000 and 1999, respectively, is as follows:

(in thousands, except for per share amounts)

	Loss from Continuing Operations	Shares	Per Share Amount

For the three months ended September 30, 2000:
Basic and diluted loss per share:	$(4,271)	65,623	$(0.07)

For the three months ended September 30, 1999:
Basic and diluted loss per share:	$(2,394)	62,961	$(0.04)

For the nine months ended September 30, 2000:
Basic and diluted loss per share:	$(10,323)	64,682	$(0.16)

For the nine months ended September 30, 1999:
Basic and diluted loss per share:	$(5,260)	57,334	$(0.09)

Note D.   Discontinued Operations

             On March 29, 1999, the Company announced that it would divest its Telephony and Healthcare businesses. By divesting the core Telephony and Healthcare businesses, the Company plans to focus its resources on its Internet subsidiary, eLottery, Inc. Accordingly, the Company pursued the sales of these businesses since the announcement while continuing to execute each division’s respective business development plans. During the fourth quarter of 1999, the Company finalized the plan of disposal for these businesses, and accordingly, started accounting for the businesses as discontinued operations.

             On January 1, 2000, the Company completed the sale of its Computer Telephony division to Inter-Tel, Incorporated for $44.3 million in cash plus the assumption of certain liabilities. The $44.3 million in proceeds includes $4.0 million, which was held in escrow, of which $617,000 was released in July 2000 with the remaining balance reflected as restricted cash in the accompanying balance sheet. The original $4.0 million was to be released to the Company in two parts, $2.0 million in July 2000 and the remainder in January 2001, subject to potential indemnity claims by Inter-Tel. The Company and Inter-Tel are discussing potential indemnity and other claims and approximately $1.5 million of the escrowed funds scheduled for release in July are being held pending final negotiation and determination of amounts due, if any. The Company does not anticipate incurrin g any material liability or reduction of purchase price as a result of these claims. A portion of the proceeds was used to repay all of the Company’s outstanding revolving debt ($19.6 million) in January 2000. The sales proceeds are subject to adjustment to be determined in 2000.

             On July 21, 2000, the Company completed the sale of its Healthcare Communications division to Grinnell Corporation for $5.0 million in cash. The potential for an additional $1.0 million to be paid 90 days after the closing date was subject to adjustments for the change in the net assets of the business between May 31, 2000 and the closing date, and the assumption of certain liabilities. Based on changes in the net assets of the business due to continued operating losses, the $1.0 million will not be paid to the Company. eLOT is also continuing to pursue the sale of all or part of its investment in Dialogic Communications Corporation (DCC), a private company, based in Franklin, Tennessee, that develops and markets interactive call processing solutions for business, industry and government.

             Based on subsequent review of remaining liabilities after both the sale of the Computer Telephony and Healthcare businesses, approximately $2.0  million of accrued tax liabilities historically classified as part of continuing operations has been re-classified by the Company to discontinued operations. Both the December 31, 1999 and September 30, 2000 balance sheets have been adjusted accordingly.

             Summarized financial information for the discontinued operations is as follows (000):

For the three months ended September 30,	2000	1999

Revenues	$732	$32,872
Loss from Discontinued Operations	(2,267)	(775)
Loss on sale of discontinued operations, net of taxes	—	—

For the nine months ended September 30,	2000	1999

Revenues	$17,479	$96,822
Loss from discontinued operations	(6,320)	(5,207)
Gain on sale of discontinued operations, net of taxes	387	---

As of September 30, 2000 and December 31, 1999	2000	1999

Current assets	$—	$57,981
Total assets	11,745	92,706
Current liabilities	4,981	38,784
Total liabilities	4,981	41,304
Net assets	6,764	51,402

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

             During 1995, the Company acquired 47% of the common stock and certain other assets of Dialogic Communications Corporation (DCC), a vendor of certain telephony products, in exchange for 353,118 shares of the Company’s common stock and $100,000 cash. In January 2000, the Company acquired an additional 254,686 shares of DCC in exchange for 254,686 eLOT shares from an entity controlled by a director of the Company. The Company believes it now has a 51% interest in DCC. The purpose of the acquisition of these shares was to maximize eLOT’s proceeds upon sale of its ownership in DCC. During 2000, the Company continued to account for this investment under the equity method as this investment is being held for sale.

Note E.   eLOTTONET

             On May 31, 2000, the Company entered into a long-term strategic partnership agreement with PlasmaNet, Inc., a leading online database marketing company providing targeted advertising and marketing services. PlasmaNet owns and operates FreeLotto.com.

             The Company acquired PlasmaNet’s lottery results web site, which will be held in a newly formed subsidiary, eLOTTONET. The agreement calls for the Company to obtain branded links on the FreeLotto home page, which will seamlessly connect to the LottoNet.com site and the Company’s reward-entertainment lottery portal. In addition, the Company will have the exclusive right to market products and services related to the pay-to-play lottery business to FreeLotto.com’s user base.

             The Company issued 1.6 million common shares valued at $4.3 million to PlasmaNet as consideration for the site and as payment for the first tranche of registered customer referrals. The acquisition has been accounted for under the purchase method and the results of operations of this business are included in the Company’s financial statements beginning on the date of acquisition. The purchase price has been allocated to intangible assets and is being amortized over the estimated economic life of three years. The agreement calls for additional consideration contingent upon success in reaching specified registered customer referral milestones.

Note F.   Other Matters

             For the nine-month periods ended September 30, 2000 and 1999, respectively, the Company made cash payments of approximately $1.3 million and $2.2 million for interest expense on indebtedness. For the nine-month periods ended September 30, 2000 and 1999 respectively, the company made cash payments for income taxes of approximately $264,000 and $57,000.

Note G.   Accumulated Comprehensive Loss

             The market value of the Company’s investment in Virtgame.com declined subsequent to December 31, 1999. The amount of such decline was $196,000 as of September 30, 2000 and such amount is included in the accumulated other comprehensive loss.

Note H.   Subsequent Event

             On November 2, 2000, the Company announced it has entered into a strategic alliance agreement with MDI Entertainment, Inc. MDI specializes in creating, marketing and implementing entertainment-based promotions on behalf of the North American lottery industry. As part of the strategic alliance, eLottery, Inc., a subsidiary of eLOT, and MDI will form a joint venture to develop web sites to allow lottery players to submit non-winning scratch tickets for additional chances to win. Additionally, the strategic alliance calls for MDI’s sales and marketing team to market eLottery’s products and services to MDI’s clients. Under terms of the agreement, eLOT will issue 1 million common shares in exchange for 444 shares of preferred stock in MDI convertible to 444,444 shares of MDI common stock. eLOT also received a warrant to purchase an additional 555,556 common shares of MDI at $ 3.50 per share.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

             The following discussion and analysis explains trends in the Company’s financial condition as of September 30, 2000 and results of operations for the three month and nine month periods ended September 30, 2000 and 1999. It is intended to help shareholders and other readers understand the dynamics of the Company’s business and the key factors underlying its financial results. This discussion should be read in conjunction with the consolidated financial statements and notes included elsewhere in this Form 10-Q, and with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 1999 included in Form 10-K. Management believes that certain statements in this discussion and analysis constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Such statements are based on c urrent expectations, estimates and projections about the industries in which the Company operates, management’s beliefs and assumptions made by management. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and assumptions include, among others, the following: general economic and business conditions; demographic changes; rapid technology development and changes; timing of product introductions; the mix of products/services; industry capacity and other industry trends; and the ability of the Company to attract and retain key employees.

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

             eLottery also operates a reward-entertainment lottery portal, eLotteryFreeWay, which offers lottery and entertainment games (for no consideration) with registered players earning “e-points” that are redeemable for cash and merchandise. eLotteryFreeWay’s mission is to build an Internet community whose members are expected to be highly predisposed to purchase governmental lottery tickets over the Internet.

             eLOT is also an application service provider of Internet marketing and advertising technology for lotteries. The Company’s IMARCS (Internet Marketing Analysis Research and Communications System) database marketing solution enables government lotteries to attract, register and communicate with lottery players through advanced Internet technology. In addition, eLOT’s subsidiary, eLOTTONET, Inc., offers a free daily lottery email notification service (LENS) of state lottery results and other information and services via email.

             On November 2, 2000, the Company announced it has entered into a strategic alliance agreement with MDI Entertainment, Inc. MDI specializes in creating, marketing and implementing entertainment-based promotions on behalf of the North American lottery industry. As part of the strategic alliance, eLottery, Inc., a subsidiary of eLOT, and MDI will form a joint venture to develop web sites to allow lottery players to submit non-winning scratch tickets for additional chances to win. Additionally, the strategic alliance calls for MDI’s sales and marketing team to market eLottery’s products and services to MDI’s clients. Under terms of the agreement, eLOT will issue 1 million common shares in exchange for 444 shares of preferred stock in MDI convertible to 444,444 shares of MDI common stock. eLOT also acquired a warrant to purchase an additional 555,556 common shares of MDI at $3.50 per share.

Discontinued Operations

             In March 1999, eLOT announced its intention to divest its Computer Telephony and Healthcare Communications divisions in order to focus on the electronic lottery business conducted by eLottery. On January 1, 2000, the Company sold the Computer Telephony business to Inter-Tel for $44.3 million in cash. On July 21, 2000, the Company completed the sale of its Healthcare Communications division to Grinnell Corporation for $5.0 million in cash. The potential for an additional $1.0 million to be paid 90 days after the closing date was subject to adjustments for the change in the net assets of the business between May 31, 2000 and the closing date, and the assumption of certain liabilities. Based on material changes in the net assets of the business due to continued operating losses through the closing date, the $1.0 million will not be paid to the Company. The Company is pursuing the sale of all or part of its investment in DCC. As a result of the Company finalizing the plan of disposal for these businesses and investment in the fourth quarter of 1999, the businesses and investment have been reflected in accompanying consolidated financial statements and discussion and analysis as discontinued operations.

Three Month and Nine Month Periods Ended September 30, 2000
Compared with the Same Periods Last Year

Results of Operations

             REVENUES: During the fourth quarter of 1999, the Company’s eLottery subsidiary began generating advertising revenues through its lottery portal web site at www.eLotteryFreeWay.com launched on November 9, 1999. Revenues for the three and nine month periods ended September 30, 2000 were $308,000 and $558,000, respectively.

             PRIZES, CONTENT, ADVERTISING AND PROMOTION: Prizes, content, advertising and promotions for the three and nine month periods ended September 30, 2000 were $722,000 and $2.0 million, respectively. These expenses include “ePoints” earned by registered players on the eLotteryfreeway entertainment site, cost of editorial content, advertising fees and special promotional programs designed to acquire new registered players and reward our existing player base.

             GENERAL & ADMINISTRATIVE: General & Administrative expenses were $2.8 million for the third quarter, up from $1.1 million for the comparable period in 1999. Year-to-date, General & Administrative expenses for 2000 were $7.1 million, up from $2.9 million for 1999. In addition to General & Administrative expenses for the Company’s eLottery subsidiary, the results also include eLOT corporate expenses. The increase in General & Administrative expenses is attributable to the continued development of the eLottery business plan including expanding the Company’s eLotteryFreeWay portal web site, costs incurred preparing for the launch of the Company’s Jamaica andUK Lottery contracts to sell Lottery tickets over the internet, implementation of the IMARCS software product in Idaho, increased Lobbying efforts related to proposed U.S. government legislation regard ing our business, and increased personnel, legal and occupancy costs.

             ASSET IMPAIRMENT: During 2000, the Company performed an evaluation of the realizability of certain fixed assets and determined that certain computer hardware and software costs were impaired based upon the current changes in technology which has resulted in such computer hardware and software no longer being used in the Company’s operations. As a result of this review, the Company recorded an asset impairment charge of $128,000 in 2000.

             DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense for the three and nine month periods ended September 30, 2000 was approximately $707,000 and $1.4 million, respectively, up from $245,000 and $833,000, respectively, for the comparable 1999 periods.

             INTEREST EXPENSE: Interest expense for the three and nine month periods ended September 30, 2000 was $391,000 and $1.2 million, respectively, as compared to $845,000 and $2.3 million, respectively, in 1999. The decrease is due to lower levels of bank borrowings in 2000 due to the repayment of the credit facility on January 3, 2000.

             OTHER INCOME, NET: Other income, net, for the three month period ended September 30, 2000 was $176,000 as compared to ($193,000) for the comparable 1999 period. Other income, net, year-to-date was $980,000 for 2000 as compared to $814,000 in 1999. The increase over 1999 was primarily due to interest income earned from the investment of corporate funds.

             DISCONTINUED OPERATIONS: Revenues from discontinued operations for the three and nine month periods ended September 30, 2000 were $732,000 and $17.5 million, respectively, compared to $32.9 million and $96.8 million, respectively, in 1999. The decrease in revenue is due entirely to the sale of the Computer Telephony business in January 2000 and the Healthcare business in July 2000. The loss from discontinued operations for the three and nine-month periods ended September 30, 2000 was $2.3 million and $6.3 million, respectively, versus $775,000 and $5.2 million, respectively, for 1999.

             The Company recorded an after-tax gain for the nine months ended September 3, 2000 of $0.4 million related to the sale of discontinued operations in 2000. This gain represents an after-tax gain of $14.9 million (net of a tax provision of $9.9 million) on the sale of the Computer Telephony division, a $8.5 million reserve related to the sale of the Healthcare Communications division and a $6 million valuation allowance against deferred tax assets that the Company estimates will not be realizable when all of the discontinued operations are sold.

Liquidity and Capital Resources

             In 1998, the Company entered into a credit facility with Fleet Capital Corporation. The credit facility provided a maximum overall credit line of $30 million consisting of a revolving line of credit for direct borrowings, along with standby and trade letters of credit. The credit facility was secured by substantially all of the Company’s assets and had a five-year term. Upon the sale of the Computer Telephony business on January 1, 2000, the outstanding balance of $19.6 million under this credit facility was repaid and the facility was terminated. After paying down this facility, the Company had approximately $19 million in cash and cash equivalents, $4.0 million of which is restricted in an escrow account. These funds were to be released to the Company in two parts, $2.0 million in July 2000 and the remainder in January 2001, subject to potential indemnity claims b y Inter-Tel. Inter-Tel released $617,000 of the escrowed funds in July 2000. The Company and Inter-Tel are discussing potential indemnity and other claims and approximately $1.5 million of the escrowed funds scheduled to be released in July are being held pending final negotiation and determination of amounts due. The Company does not anticipate incurring any material liability or reduction of purchase price as a result of these claims.

             The Company expects that the current cash and cash equivalents on hand plus the proceeds to be received upon the disposition of the investment in DCC will provide sufficient cash and liquidity to finance the investment in the eLottery business through 2001. The Company has retained an investment banker to explore its strategic options for the sale of the investment.

             At September 30, 2000, cash and cash equivalents amounted to $10.2 million, including restricted cash of $3.5 million.

             Cash used by continuing operating activities was $8.6 million in the first nine months of 2000, $3.2 million more than in 1999. Cash used by discontinued operating activities in the first nine months of 2000 was $8.2 million versus $4.6 million for the same period in 1999.

             Cash provided by investing activities was approximately $45.2 million in the first nine months of 2000, primarily due to the proceeds received from the sale of the Computer Telephony business of $44.3 million, the sale of the Healthcare business of $5.0 million and the repayment by certain key management of the ESIP loans for $2.6 million, offset partially by restricted cash from the proceeds received from the sale of the Computer Telephony business of $3.6 million and the purchase of property and equipment. Cash provided by investing activities totaled $6.8 million for the comparable 1999 period.

             The Company used $18.7 million in cash from financing activities during the first nine months of 2000. The primary use of cash was the repayment of the outstanding balance under the credit facility and other long term debt of $20.1 million, offset partially by proceeds from the exercise of stock options. During the first nine months of 1999, the Company generated $6.0 million from its financing activities, primarily by increased borrowings of $6.8 million and proceeds from the exercise of stock options of $764,000 and used $1.3 million to repurchase 420,000 shares of the Company’s common stock.

PART II. OTHER INFORMATION

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

Item 6.   Exhibits and Reports on Form 8-K

        a)  Exhibits

              11 — Statement Regarding Computation of Per Share Earnings (see Note C of Notes to Consolidated Financial Statements in Part I, Item 1).

        b)  Reports on Form 8-K

              Not applicable.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report for the quarterly period ended September 30, 2000 on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

eLOT, Inc.

Dated: November 13, 2000	/s/Edwin J. McGuinn

Edwin J. McGuinn President and Chief Executive Officer

Dated: November 13, 2000	/s/David J. Parcells

David J. Parcells Vice President, Finance and Chief Financial Officer