Form 10-K405
period 2000-12-31
ELOT INC
filed 2001-03-27
CIK 725282

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

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

Registrant’s telephone number, including area code: (203) 840-8600

      Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

N/A	None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share
7 1/2% Convertible Subordinated Debentures, Due March 15, 2011
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

The aggregate market value of the common stock held by non-affiliates of the registrant (assuming for this purpose that all executive officers and directors of the registrant are affiliates) as of January 31, 2001 was $36,486,867, based on the last sale price for the common stock on that date.

The number of shares outstanding of the registrant’s only class of common stock, $.01 par value per share, as of January 31, 2001, was 69,795,901.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

ITEM 1. BUSINESS

      eLOT, Inc., formerly named Executone Information Systems, Inc., and its wholly owned subsidiary eLottery, Inc. (“ELOT” or the “Company”) intends to be a web-based retailer of governmental lottery tickets and is committed to leading the governmental lottery industry into the e-commerce market. ELOT has developed, installed and operated systems that have processed ten million e-commerce lottery ticket sales and transactions. It has operated Internet, Intranet, and telephone communications, accounting, banking, database and other applications and services that can facilitate the electronic sale of new and existing lottery products worldwide. The Company has also developed supplemental e-commerce solutions for governmental lotteries that leverage the power of the Internet while political, legal and social issues are simultaneously addressed. For example, through the use of the Company’s Internet Marketing, Analysis, Research, and Communications System (IMARCS), lotteries can maximize ticket sales and marketing efforts by communicating one-on-one with current players and attract new players via the Internet. The Company also offers email lottery subscription services and technology that allows lottery players to submit non-winning scratch tickets on the Internet in order to qualify for additional chances to win, permitting lotteries to obtain data on and communicate with millions of players, subject to the lottery’s and players’ permission.

      ELOT also operates a lottery results email notification service (LENS) at its eLottoNet.com site and a reward-entertainment lottery portal, eLotteryFreeWay.com, which offers lottery and entertainment games (for no consideration) with registered players earning “ePoints” that are redeemable for cash and merchandise. The eLotteryFreeWay is located at http://www.elotteryfreeway.com). eLottery’s corporate web site is on the World Wide Web at http://www.eLottery.com.

      Capitalized product names used in this report are registered or unregistered trademarks of the Company or its subsidiaries except where specifically identified with products of an unaffiliated company.

      ELOT’s executive offices are located at 301 Merritt 7 Corporate Park, Norwalk, Connecticut 06851, telephone 203-840-8600. The common stock of ELOT (the “Common Stock”) is traded on the NASDAQ National Market System under the symbol “ELOT”, and its Convertible Subordinated Debentures due 2011 (the “Debentures”) trade on the NASDAQ system under the symbol “ELOTG”. See “Recent Developments.”

RECENT DEVELOPMENTS

Network60

      On March 8, 2001, eLOT announced it had signed a definitive agreement to acquire all of the subsidiaries of privately held Network60, Inc. Network60’s subsidiaries own four highly visited marketing promotional web sites; www.EasyWinning.com, www.PrizeChest.com, www.CoolWinning.com, and www.RadioStakes.com. Network60 is a Internet promotions and permission-based direct marketing company, which offers a flexible, cost effective direct marketing medium to traditional corporations, advertising agencies, and online companies. EasyWinning.com, CoolWinning.com and RadioStakes.com are client-sponsored sweepstakes sites that function as lead generation vehicles. PrizeChest.com is a prize fulfillment site. The combined registered users of eLOT’s and Network60’s web sites will exceed 3 million and the acquisition expands the Company’s ability to reach Internet users who would be responsive to targeted governmental lottery marketing messages and ultimately likely to purchase lottery tickets.

      Under the terms of the agreement eLOT acquired the subsidiaries of Network60 in exchange for 3.5 million common shares of eLOT stock. Additional consideration in the form of up to 1.6 million common shares will be paid contingent upon achieving specific contractual revenue and gross margin targets in the coming 12 months.

      MDI

      On November 2, 2000, ELOT announced a strategic alliance agreement with MDI Entertainment, Inc. MDI specializes in creating, marketing and implementing entertainment-based promotions on behalf of the North American lottery industry. MDI’s principal business has been the scratch ticket segment of the government lottery industry, for which it licenses well-known brand names and entertainment properties. Some of MDI’s properties include Harley-Davidson®, Wheel of Fortune®, Jeopardy!®, and Elvis Presley®. ELOT intends to capitalize on these strengths with MDI and bring them to the Internet. As part of the strategic alliance, eLottery and MDI will form a joint venture to develop web sites to allow lottery players to submit non-winning scratch tickets for additional chances to win, without requiring players to send them through the mail. These web sites will register and aggregate millions of players, subject to the lottery’s and players’ permission. These sites are expected to significantly increase eLottery’s database of lottery players who are Internet users.

      Additionally, the strategic alliance calls for MDI’s sales and marketing team to market eLottery’s products and services, including IMARCS Internet marketing technology, lottery results email notification service (LENS), email subscription services and lottery ticket web retailing, to MDI’s clients, which include 34 U.S. state lotteries and three Canadian lotteries. Under terms of the agreement, ELOT issued 1 million of its common shares in exchange for 444 shares of preferred stock in MDI convertible to 444,444 shares of MDI common stock, and acquired a warrant to purchase an additional 555,556 common shares of MDI at $3.50 per share.

Discontinued Operations

      Effective January 1, 2000, ELOT completed the sale of its computer telephony business to Inter-Tel, Incorporated. On December 15, 2000, ELOT reached agreement with Inter-Tel to settle certain disputed claims relating to the sale of the telephony business. Approximately $3.5 million of the purchase price was being held in an escrow account to be available to Inter-Tel to satisfy certain potential purchase price adjustments and indemnity claims for up to one year following the sale. ELOT and Inter-Tel agreed to settle all asserted claims and potential other claims arising from the sale by releasing from the escrow $1,950,000 to ELOT and approximately $1,550,000 to Inter-Tel, with the parties splitting the accrued interest on a pro rata basis. This settlement reduced the proceeds to ELOT of the telephony sale by $1,550,000 but released $1,950,000 plus interest from the escrow without further negotiation or legal proceedings.

      On July 21, 2000, ELOT completed the sale of its healthcare communications business to Grinnell Corporation for $5 million in cash. ELOT has announced the intention to sell its investment in Dialogic Communications Corporation (“DCC”). ELOT owns greater than 50% of the outstanding shares in DCC. DCC is a privately held company headquartered in Franklin, Tennessee that is an established leader in interactive call processing solutions for business, industry and government. It is the leading provider of voice recognition units (VRUs and ARUs) to the cable television industry and a successful provider of emergency notification systems to Public Service agencies, the military, financial institutions and other customers that have the need to establish assured contact with large numbers of people in a short period of time. DCC’s Board of Directors and management have agreed to support ELOT’s attempts to monetize all or part of its investment in DCC. Robert C. Daum, ELOT’s Executive Vice President,

Development and Finance, serves on DCC’s Board of Directors. ELOT is attempting to complete a sale of all or part of its DCC investment in the first half of 2001.

BUSINESS

eLottery History

      On December 19, 1995, the Company acquired 100% of the common stock of eLottery. eLottery’s subsidiary, UniStar Entertainment, had an exclusive five-year contract ending January 2003 to design, develop, finance, and manage the National Indian Lottery, which was marketed under the brand name U.S. Lottery, for the Coeur d’Alene Tribe of Idaho (“CDA”). Until December 1998, UniStar Entertainment provided development and management of the software, network design and call center applications for the Lottery’s operations. In December 1998, the U.S. District Court for the District of Idaho ruled, in a case brought by AT&T, that the U.S. Lottery was not authorized by the federal Indian Gaming Regulatory Act of 1988 (“IGRA”) and was governed by state law, and eLottery and the CDA terminated the U.S. Lottery.

      As a result of the adverse legal decision and upon review of the strategic alternatives and the significant market opportunity for web-based lottery ticket sales and related business opportunities, the Company developed a new strategy to utilize eLottery’s technology and experience gained in operation of the U.S. Lottery to become a web-based retailer of lottery tickets and a provider of Internet marketing and advertising programs for authorized government lotteries. In March 1999, the Board of Directors of ELOT announced that it would divest the company’s traditional telephony and healthcare businesses and retain the proceeds of any sales in the company to help it accelerate the achievement of eLottery’s business plans.

eLottery Mission and Strategy

      ELOT, through its wholly owned subsidiary, eLottery, Inc., is pursuing opportunities to become a web-based retailer of lottery services and to license its systems and services to state and international lotteries. eLottery develops, provides and maintains Internet, Intranet, telephone, communications, accounting, banking, database and other applications and services to facilitate the electronic sale of new and existing lottery products worldwide. eLottery is committed to leading the governmental lottery industry into the e-commerce market using its past experience and market-tested products. eLottery has positioned itself to become a leader in the area by addressing the many complex legal, political and social issues facing governmental lotteries as they react to the significant market changes signaled by the rapid growth in Internet sales. eLottery has developed, installed and operated Internet, Intranet, telephone, communications, accounting, banking, database and other applications and services to facilitate the electronic sale of new and existing lottery products.

      eLottery has developed proprietary lottery technologies designed to take advantage of the expected impact that recent advances in telecommunications and computers will have on the nature and delivery of lottery products and the support systems necessary to administer them. Management believes eLottery is the first company to develop and operate secure, integrated Internet, Intranet and telephone lottery gaming systems. eLottery’s Internet and Intranet systems provide for the electronic sale and support of both periodic and instant draw lottery games and instant electronic “scratch-off” games.

      Using the Company’s systems, lotteries will be able to electronically distribute lottery tickets for both periodic and instant draw lottery games over the Internet through our websites or the lotteries’ websites, or through an Intranet, through telephone networks, or through stand-alone, custom-designed electronic lottery terminals. The Company believes that the electronic distribution of lottery tickets through these systems will increase sales for lotteries because the systems make the purchase of tickets easier and use technology to enhance the lottery gaming experience. Subject to applicable law, a website can contain links to the sites of participating lotteries utilizing eLottery’s technologies to sell their lottery tickets over the Internet, or eLottery may sell lottery tickets as an agent for certain lottery operators. Management believes that eLottery’s systems provide lotteries with numerous advantages relative to traditional means of distribution, including:

•	player database creation and tracking capability;

•	efficient sale and distribution of tickets over the Internet;

•	entertaining fast-play instant games; and

•	access to new and more demographically attractive market segments.

      The Company believes that the combination of the advantages of Internet commerce and its ability to customize its systems can result in eLottery becoming a leading provider of products and services for the lottery industry.

      In addition to web-based lottery ticket sales, eLottery has developed parallel lines of business that simultaneously leverage the opportunities presented by the Internet for lotteries and provide additional, related revenue opportunities. On June 13, 2000, the Company announced a long-term strategic partnership agreement with PlasmaNet, Inc., a leading online database marketing company providing targeted advertising and marketing services and operator of the FreeLotto.com website. As a part of the agreement with PlasmaNet, Plasmanet agreed to place eLottery links on the FreeLotto.com home page, to seamlessly connect to the eLottoNet.com site and eLotteryFreeWay.com. In addition, eLottery has the exclusive right to market products and services related to the pay-to-play lottery business to FreeLotto.com’s user base.

      eLottery also acquired from PlasmaNet the web site LottoNet.com, a lottery results website. The eLottonet.com web site was redesigned and relaunched in late 2000. Through registration at the eLottonet site, lottery players can receive free e-mails notifying them of selected state lottery results. eLottery derives revenue from advertising placed on those e-mails. eLottery expects eLottoNet.com to be a more significant advertising revenue generator than its eLotteryFreeWay.com site because advertisers are willing to pay higher rates for targeted emails compared to Internet banner advertising. eLottonet’s registered active subscriber base contained over 1,300,000 names at the end of January 2001.

      In addition to web-based lottery ticket sales, eLottery is targeting Internet advertising and marketing dollars from governmental lotteries. Lotteries worldwide spend billions of dollars annually on promotions with almost none of that being spent on the Internet and through the use of eLottery’s IMARCS system, the Company expects to capture a portion of that market. The IMARCS system also allows eLottery to begin building relationships with the U.S. State lotteries and potential lottery ticket purchasers. eLottery currently has IMARCS agreements with the state lotteries of Idaho, Maryland and Indiana, pursuant to which it is paid transaction-based fees for e-mail services.

      As part of their strategic alliance, eLottery and MDI have formed a joint venture to develop “second chance” and “third chance” Internet promotions and web sites to allow lottery players to submit non-winning scratch tickets for additional chances to win, without requiring players to send them through the mail. Second and third chance sites have been launched in Kentucky, New Jersey and Indiana. See “eLottery Products.”

      eLottery also generates revenues through advertising and e-commerce transactions on its lottery portal, eLotteryFreeWay.com, a website designed to attract, aggregate, entertain, register, retain and derive revenue from an Internet-based community that the Company believes will be highly predisposed to playing and purchasing lottery tickets on the Internet. eLotteryFreeWay offers customers the opportunity to play a variety of games for free and win cash or discounts on merchandise. There are significant potential benefits between eLotteryFreeWay and the Company’s goal of selling lottery tickets over the Internet. eLotteryFreeWay is a means through which eLottery is building a player base with a high propensity to buy lottery tickets on-net.

      Through eLottoNet, the IMARCS system, second and third chance promotions, and eLotteryFreeWay, eLottery is generating revenues while building a database of customers that are Internet users and play the lottery, the exact demographic eLottery will be targeting for the web-based sale of lottery tickets. At the same time, eLottery is beginning to build a brand name among consumers as well as within the lottery industry.

eLottery Products

Lottery Retailing Systems

      eLottery has developed proprietary lottery technologies designed to take advantage of the impact that eLottery believes recent advances in telecommunications and computers will have on the nature and delivery of lottery products and the support systems necessary to administer them. eLottery believes it is the first to develop and operate secure, integrated Internet, Intranet and telephone lottery gaming systems. Its Internet and Intranet systems provide for the electronic sale and support of both periodic and instant draw lottery games and instant electronic “scratch-off” games. eLottery believes that its systems provide lotteries with numerous advantages relative to traditional means of distribution, including player tracking ability and access to new and more demographically attractive market segments through sale of tickets over the Internet and entertaining fast-play instant games. eLottery also provides border control technology and the ability to control underage play and problem gambling. A web site retailer will have the ability to remain open 24 hours a day, seven days a week, without incurring additional overhead costs and will be able to electronically distribute lottery tickets and games and offer lottery players convenient and timely product fulfillment. eLottery management believes that the combination of the advantages of Internet commerce and distribution with eLottery’s ability to customize its systems will result in eLottery becoming a leading provider of products and services for the lottery industry.

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

      Both the Internet and Intranet systems contain significant features and procedures to prevent abusive play. eLottery believes that its systems contain processes and procedures to protect against play by minors and to control problem gaming at least equal to that provided by existing state-run lottery systems.

      The Company’s electronic lottery distribution system may comprise the following elements that can be used together or on a stand-alone basis depending upon the specific application:

•	Basic Operation. A customer registers, opens an account, and receives a user identification number and password. Registration can be through the Internet, by telephone or in person at a lottery retail store. The customer deposits funds into the account by debit card, cash or check. Once the account is funded, the customer may use the available balance to purchase tickets to play the games or other merchandise. Any prizes are credited to the account. Customer withdrawals may be requested through the Internet, by telephone or in person at a lottery retail store.

•	Card Access. The system could also be accessed using player cards. Player cards add several dimensions to the system, particularly from a regulatory point of view. Because these cards would be issued at controlled facilities, access to the system could be equally controlled, enforcing, for example, age requirements, residency requirements, use of cash rather than credit cards, and amount of play. In addition, these lottery cards could be sold through the lotteries’ existing agent distribution channel. Several types of cards could be made available, including bearer cards (having a unique identity representing an account on the system and consisting of an ID and Password embedded in the card), bonus cards (used as promotional cards to encourage people to begin playing but not exchangeable for cash), club cards (entitling members to monthly promotions or other communications about the lottery games and allowing the play activity to be tracked) and prepaid lottery cards.

•	Client Server Architecture. The eLottery system is designed so that players can access the system using several different devices connected to the centralized server. For example, players can use personal computers connected over the Internet, custom-designed electronic lottery terminals connected via a LAN or over the Internet, or a voice response unit connected by telephone. Administrative terminals can be connected via the Internet, thus allowing the operation and administration of the eLottery system to be conducted from remote locations.

•	Centralized Accounting Server. A centralized accounting server keeps track of all of the transactions on the system. This server accounts for and controls transactions with customers including registration, deposits, withdrawals, purchases of tickets or other merchandise and the awarding of prizes. The centralized accounting server produces a myriad of reports to monitor both the player’s activities as well as the performance of the games according to their individual working papers.

•	Lottery Server. The lottery server is a centralized network of computers controlling the essential operations of the games including the game play, issuance of the tickets or generation of a random event, determination of a winner and the awarding of the prize.

•	Banking System. This system validates the credit card information received from the customer with the national Visanet network. The system is currently capable of processing 10,000 transactions per hour in about 10 seconds each and is expandable to handle a larger volume of transactions.

•	Intranet System. The Intranet system is based on the same architecture as the Internet system using private connections instead of the Internet.

•	Lottery Stations. Lottery stations can be several different devices. The lottery games can be played using personal computers connected either via the Internet or direct dial. Games can be played using custom-designed electronic lottery terminals or the draw games can be played using a telephone. Custom-designed electronic lottery terminals could be built using standard “off the shelf” hardware components consisting primarily of a touch screen monitor and a standard Pentium processor networked to the central system.

•	Cashier Terminals and Automatic Recharge Machines. The eLottery system could utilize cashier stations and automated terminals to accept player deposits and disburse winnings to players. The player would present the card, which would be swiped reading the card ID and password into the system. Funds could be received from the player (either physically or through an automated funds transfer). The central system then would add the deposit to the balance of the account associated with the card. To withdraw balances from the card, the player would present the card to the cashier or automated machine, the cashier or machine would swipe the card and the system would display the new card balance. The cashier or machine would disburse the requested cash to the player. The card reader of the cashier terminal or automated machine could also identify an authorized agent’s card. This access would permit the agent to obtain information about the machine as well as perform the “empty” function.

      Security. The integrity of a lottery is essential to its successful operation. While operating the US Lottery, eLottery did not encounter any breaches in security and is unaware of any practical, economically feasible way to breach the security of its instant lottery tickets that could result in a material loss to any of its customers, nor is it aware of any security breach that has resulted in any material loss to any of its current lottery customers. eLottery constantly assesses the adequacy of its security systems, incorporating various improvements, bar coding and additional layers of protection.

      Games. The architecture of both of eLottery’s Internet and Intranet systems allow the addition, deletion and substitution of lottery games offered. The lottery games have been designed to fall within generally accepted definitions of a “lottery” game. Lottery games generally fall into two broad classifications: (i) instant games or “Scratchers” in which the outcome is predetermined and known instantly and (ii) draw games in which the outcome depends upon a random event in the future. eLottery currently offers a 6/49 draw game, various “Pick 3” instant games and a Keno game on its eLotteryFreeWay site or for the Jamaica Lottery.

      Jamaica Lottery. In October 1999, ELOT entered into a software licensing and development agreement and a management agreement with the Jamaica Lottery Corporation (“JLC”), the government-authorized provider of Jamaican government lottery products, and eCaribbean.com, Limited, a Jamaican company that has been designated the exclusive internet retail agent of JLC. Under the agreement, ELOT has provided, and licenses and maintains, proprietary internet lottery software and systems to JLC for use in making sales of authorized Jamaican government lottery products to eligible Jamaican citizens and other persons in a manner and under circumstances deemed by JLC to comply with applicable law. The agreement has an initial term of ten years and provides for compensation to eLottery of a percentage of the net lottery revenues from Internet sales, after payment of the prize pool, required governmental and charitable payments, internet service provider fees, and banking fees not charged to customers’ accounts. eLottery delivered the customized software and systems in August 2000 and JLC launched Internet retail sales of Jamaica Lottery tickets in October 2000. JLC has not yet begun active marketing of the Internet retail site and revenues from JLC Internet sales have not been material.

Lottery Promotion and Advertising Applications

      The Company has identified a process that it believes will lead to states permitting web-based lottery ticket retailing. The first phase is a contract with a state to begin an Internet marketing program to gather data on customers who both purchase lottery tickets and are Internet users by establishing “very important players” clubs on the Internet and communicating with and marketing lottery products to the registered players through targeted e-mails. This effort can be accelerated and assisted by the use of “second chance” and “third chance” promotions on the Internet that bring lottery players to the lottery’s website, increase “VIP” club registrations, and demonstrate the value of Internet marketing to lottery and state government officials. The next step is to increase the sales of paper tickets through promotions on the Internet. Ultimately when approval from the relevant authorities is received the Company can begin selling subscriptions for lottery tickets, and eventually individual lottery tickets, on the Internet.

VIP Clubs and IMARCS

      eLottery’s IMARCS (Internet Marketing, Analysis, Research and Communications System) database marketing solution for governmental lotteries is an Internet tool that will allow lotteries to maximize sales and marketing efforts by communicating one-to-one with their current players and will assist in attracting new players. IMARCS leverages the power of the Internet to deliver one-to-one marketing messages that maximize sales revenue. In addition to assisting clients capture Internet data, IMARCS campaigns can be an efficient and very cost effective way for lotteries to achieve their sales and marketing goals. IMARCS is an Opt-in/Opt-out database that allows the lotteries to create campaigns that address: birthday clubs, winner awareness, winning number notifications, jackpot reminders, community events, game suggestions, co-promotional events, and many additional “VIP” member benefits. IMARCS also provides the functionality to communicate through traditional direct mail as well as e-mail. The IMARCS program also offers lotteries the capability to capture Internet based advertising revenue from their current web sites. Official lottery web sites receive millions of “hits” per month, yet yield no advertising revenue because many are unable to accept revenue that falls outside of lottery ticket sales. The program can capture, collect and bill third party advertising revenue as a web based advertising agent. The new revenue can then be exchanged for IMARCS Internet marketing campaigns and subscription services — generating an Internet ad revenue stream that funds Internet direct marketing campaigns to increase ticket sales. This optional IMARCS feature offers lotteries full discretionary authority to control who would be allowed to advertise on their web site.

Second and Third Chance Sites

      On November 2, 2000, ELOT announced a strategic alliance agreement with MDI Entertainment, Inc. MDI specializes in creating, marketing and implementing entertainment-based promotions on behalf of the North American lottery industry. MDI’s principal business has been the scratch ticket segment of the government lottery industry, for which it licenses well-known brand names and entertainment properties. Some of MDI’s properties include Harley-Davidson®, Wheel of Fortune®, Jeopardy!®, and Elvis Presley®. ELOT intends to capitalize on these strengths with MDI and bring them to the Internet. As part of the strategic alliance, eLottery and MDI have formed a joint venture to develop web sites to allow lottery players to submit non-winning scratch tickets for additional chances to win, without requiring players to send them through the mail. These web sites will register and aggregate millions of players, subject to the lottery’s and players’ permission. These sites are expected to significantly increase eLottery’s and the lotteries’ database of lottery players who are Internet users.

      Since executing the strategic alliance with MDI, the Company has worked with MDI to launch second and third chance promotions in the States of New Jersey, Kentucky and Indiana (Hoosier Lottery). These states have launched a series of second and third chance Internet promotions tied directly to two of MDI’s exclusive lottery licensed brands, Elvis Presley® and SPAM® and using eLottery’s technology. In addition, the Hoosier Lottery utilizes eLOT’s IMARCS technology for its Very Important Players’ (VIP) Club. These Internet initiatives are being promoted in a variety of ways. E-mails will be sent to Kentucky residents in eLOT’s proprietary database and there will be ads in Kentucky newspapers. That proprietary database will also be used in New Jersey and Indiana. In addition, in New Jersey, information about the Internet opportunity will be contained in more than 750,000 brochures to be distributed to players by the Lottery’s 6,500 retailers. In Indiana, special e-mails will be sent to the nearly 10,000 registrants in its VIP Club. The ability to enter the second chance drawing electronically will also be spelled out on the back of the Hoosier SPAM® ticket.

Lottery E-Mail Notification (LENS)

      On June 13, 2000, the Company announced a long-term strategic partnership agreement with PlasmaNet, Inc., a leading online database marketing company providing targeted advertising and marketing services and operator of the FreeLotto.com website. As a part of the agreement with PlasmaNet, Plasmanet agreed to place eLottery links on the FreeLotto.com home page, to seamlessly connect to the eLottoNet.com site and eLotteryFreeWay.com. In addition, eLottery has the exclusive right to market products and services related to the pay-to-play lottery business to FreeLotto.com’s user base.

      The eLottonet.com web site was redesigned and relaunched in late 2000. Through registration at the eLottonet site, lottery players can receive free e-mails notifying them of selected state lottery results. eLottery derives revenue from advertising placed on those e-mails. eLottery expects eLottoNet.com to be a more significant advertising revenue generator than its eLotteryFreeWay.com site because advertisers are willing to pay higher rates for targeted emails compared to Internet banner advertising. eLottonet’s registered active subscriber base contained over 1,300,000 names at the end of January 2001.

eLotteryFreeWay Website

      A reward-entertainment lottery portal, eLotteryFreeWay.com offers lottery and entertainment games (for no consideration) with registered players earning “ePoints” that are redeemable for cash and merchandise. eLotteryFreeWay’s mission is to build an Internet community whose members are expected to be highly predisposed to purchase governmental lottery tickets over the Internet. Since the site launch in November 1999, the Company has attempted to build its customer base of registered users and to maintain a high level of customer play on the site, which translates into impressions that in turn can generate advertising revenue.

Lottery Distribution and Strategic Partnership Agreements

      In June 2000, the Company entered into asset purchase and strategic alliance agreements with PlasmaNet, Inc. Under the terms of the asset purchase agreement in connection with the purchase of LottoNet.com (now named eLottoNet.com), ELOT issued 100,000 shares of common stock to PlasmaNet. Under the terms of the strategic partnership agreement, ELOT issued an additional 1,500,000 shares of its common stock as a prepayment for the first 500,000 of PlasmaNet’s FreeLotto.com site unique users to opt into the eLottonet.com lottery notification site. As consideration for any FreeLotto unique users over 500,000, ELOT will be required to issue up to 5,400,000 additional shares of its common stock for 4,500,000 additional unique users. ELOT is required to pay consideration for up to 375,000 additional unique users supplied by PlasmaNet per quarter in excess of the previous highest number of users previously paid for. As payment for these users, ELOT has the option to pay:

      (i) cash consideration in the amount of $3.00 per unique user;

      (ii) a number of shares of ELOT common stock equal to the product of $3.00 and the number of unique users divided by the average stock price as quoted on the NASDAQ National Market for the prior 30 trading days; or

      (iii) if ELOT stock is trading for less than $2.50 per share, cash consideration in an amount equal to the net advertising revenues attributable to the unique users and the remainder in the form of a note in the principal amount equal to the product of $3.00 and the number of unique users (excluding any unique users covered by the net advertising revenue cash consideration). This note matures three years from the date of issuance; however, ELOT must redeem the note on the fifth business day following any day that the ELOT average stock price over the prior 30 trading days is equal to or greater than $2.50. The redemption price for this note is payable in shares of common stock equal to the principal amount of the note divided by this average stock price.

      On November 2, 2000, ELOT entered into a strategic alliance agreement with MDI Entertainment, Inc. MDI specializes in creating, marketing and implementing entertainment-based promotions on behalf of the North American lottery industry, principally in the scratch ticket segment. As part of the strategic alliance, eLottery and MDI have formed a joint venture to develop web sites to allow lottery players to submit non-winning scratch tickets for additional chances to win, without requiring players to send them through the mail. These sites are expected to significantly increase eLottery’s and the lotteries’ database of lottery players who are Internet users.

      Additionally, the strategic alliance calls for MDI’s sales and marketing team to market eLottery’s products and services, including IMARCS Internet marketing technology, lottery results email notification service (LENS), email subscription services and lottery ticket web retailing, to MDI’s clients, which include 34 U.S. state lotteries and three Canadian lotteries. Under terms of the agreement, ELOT issued 1 million of its common shares in exchange for 444 shares of preferred stock in MDI convertible to 444,444 shares of MDI common stock, and acquired a warrant to purchase an additional 555,556 common shares of MDI at $3.50 per share.

      On October 25, 1999, eLottery entered into a software licensing and development agreement and a management agreement with the Jamaica Lottery Corporation, the government-authorized provider of Jamaican government lottery products, and eCaribbean.com, Limited, a Jamaican company that has been designated the exclusive Internet retail agent of the Jamaican Lottery Corporation. Under the agreement, eLottery agreed to customize, license and maintain its proprietary Internet lottery software and systems for use in making sales of authorized Jamaican government lottery products to eligible Jamaican citizens and other persons in a manner and under circumstances reasonably believed to comply with applicable law. The agreement has an initial term of ten years and provides for compensation to eLottery of a percentage of the net lottery revenues from sales by eCaribbean.com, Limited, after payment of the prize pool, required governmental and charitable payments, Internet service provider fees, and banking fees not charged to customers’ accounts. The Jamaica Lottery Corporation and eLottery launched Internet retail sales of Jamaica Lottery tickets in October 2000.

      eLottery entered into a Strategic Partnership Agreement, dated May 11, 1999, with Autotote Lottery Corporation. Autotote is a primary supplier of on-line systems to track the distribution and validate the sales of lottery products. Autotote has contracts to provide on-line services and equipment that track retail sales of lottery products for the States of Connecticut and Montana and the countries of Italy, the Dominican Republic and Barbados. eLottery and Autotote agreed to jointly develop a secure interface between their respective systems in order to allow tickets sold through eLottery’s systems to be validated through the Autotote system and to jointly market the eLottery web retail concept to each jurisdiction with which Autotote has entered into a contract, as well as other jurisdictions to which the parties may mutually agree. In the event that eLottery, with the assistance of Autotote, enters into a contract with any web retailer, Autotote will be entitled to an interface fee to be negotiated at the time of the execution of the contract. In addition, eLottery must license to Autotote, or to the jurisdiction as appropriate, its independent system to support the conduct of instant lottery games to be sold via e-commerce. The system would be licensed without a fee if eLottery is the web retailer or for a fee to be negotiated if it is not the web retailer. eLottery granted Autotote an exclusive license for its system in the jurisdictions with which Autotote has entered into contracts as well as certain additional states.

      eLottery also entered into a Joint Venture Agreement, dated July 13, 1999, with International Lottery & Totalizator Systems, Inc. (ILTS). ILTS provides computerized wagering systems equipment and services to lottery and racing organizations in 18 countries worldwide.

eLottery and ILTS agreed to jointly market Internet lottery capabilities to ILTS’ international lottery and pari-mutuel customers. The agreement provides for development of an interface that will allow ILTS’ lottery systems to process eLottery’s web-based retailing of lottery tickets.

Product Development

      eLottery’s product development efforts are devoted to continual improvement in all aspects of its lottery systems. Software developers operating under proprietary development contracts leverage eLottery’s ability to produce games, create database accounting and banking systems, enhance and customize system features and provide state-of-the-art Internet design and engineering capability. eLottery believes this an efficient low cost method to gain access to the best and latest technologies. The system architecture is designed to permit several developers to work independently on various modules of the system. These games can be modified to separate key elements to run in a secure client server environment and operate efficiently on eLottery’s electronic lottery distribution systems. This ability to modify the lottery games allows eLottery to work with all game publishers and modify their games to operate on the system and significantly add to eLottery’s game portfolio.

eLottery Sales and Marketing

      eLottery is marketing (i) directly to state agencies and other licensed entities, both through its sales employees and independent consultants, and (ii) through strategic alliances with other providers of games and gaming technology. The ultimate success of eLottery’s lottery platform depends on its acceptance by lottery operators and lottery patrons. eLottery believes that, from the point of view of lottery operators, the attractiveness of its electronic lottery distribution systems depends on its ability to increase lottery sales, its ease of upgrade, maintenance and game change and its information management. eLottery believes that, from the lottery patron’s perspective, the attractiveness of a platform is a function of entertainment value. eLottery’s sales and marketing strategy is to generate product sales by highlighting the advantages presented by its electronic lottery distribution systems to lottery operators, such as the potential for increased lottery ticket sales, and by positioning itself as a partner with lottery operators. eLottery’s marketing strategy also targets lottery players and will focus on developing brand recognition for the eLotteryFreeWay.com and eLottoNet.com web sites as well as aggregating a player base that is believed to be predisposed to purchase lottery tickets on the Internet..

      eLottery is working to develop close relationships with lottery operators, utilizing its marketing representatives as consultants to lottery operators on methods to increase lottery ticket sales through the use of eLottery’s products. eLottery’s electronic lottery distribution systems have been designed to supplement the sales and marketing efforts of the operating lotteries enhancing their ability to attract new players and increase the revenue from their customer base. Detailed play information can be accumulated in the system including lottery games played, duration of play, time of play, purchase and prize data and a host of other data elements. When matched with other demographic data, this information could be valuable in designing promotional offers and advertising campaigns. Specialized e-mail features provide the capability to deliver promotional programs to specific accounts based upon the results of a contest, completion of a survey, winning a game of chance or other similar event.

Patents, Trademarks, and Copyrights

      Management believes that the success of eLottery will be affected by its ability to design, develop and market new products and new or enhanced applications. The patentability of such new products or applications is evaluated and patent applications are filed where necessary to protect unique developments. eLottery currently has six U.S. patent applications pending.

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

      In particular, there are currently three primary lottery services competitors in the United States: GTECH Corporation (“GTECH”), Automated Wagering International, Inc. (“AWI”), a subsidiary of Powerhouse Technologies, Inc. (“Powerhouse”), and Scientific Games Holdings

Corp. (“Sci-Games”). eLottery believes that these companies engage in vigorous competition with respect to existing lottery technologies and services and have experienced a decline in the rate of growth of existing lottery operations. These companies may be developing Internet retail capabilities and value added lottery systems and services for the domestic and international markets in order to provide new growth opportunities for established state lotteries and higher margin returns for the providers of related technologies and services.

      Internationally, there are many lottery services and product suppliers that provide competition to eLottery, in addition to the companies listed above. eLottery anticipates that a considerable length of time will be needed to develop an independent market presence in foreign countries other than Canada and Mexico, and there will be substantially higher costs in pursuing these markets. Therefore, eLottery anticipates that the marketing of its products and services internationally will be conducted primarily through joint ventures with existing providers of lottery services or independent consultants. No assurance can be given that eLottery will develop such relationships to the point of having a significant impact on its financial results or operations in the near future.

      Both in the domestic market and internationally, factors that influence the award of lottery contracts in addition to price are believed to include, among others, the ability to optimize lottery revenues through game design and technical capability, quality of the product, dependability, production capacity, marketing experience, financial condition and reputation of the bidder, the security and integrity of the bidder’s production operations, products and services and the satisfaction of various other requirements and qualifications imposed by specific jurisdictions.

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

      eLottery is a relatively recent arrival among the developers of traditional technology and marketing concepts for lottery operators. In addition, eLottery’s limited experience in the industry is expected to negatively impact eLottery’s competitive position. However, in the delivery of market tested, secure, integrated telephone, Internet and Intranet technologies that support new forms of lottery participation and methods of administration, eLottery believes that its experience level is superior. eLottery believes that other lottery services and product suppliers have for several years made capital investments intended to position themselves to participate in this market niche. However, none has yet demonstrated the unique focus or devoted the extensive time and resources necessary to successfully develop, customize and install an operational integrated telephone and Internet lottery system similar to that provided by and operated by eLottery for the U.S. Lottery. In addition, to some extent, the technological developments inherent in eLottery’s electronic lottery distribution systems have the potential to materially reduce the capital investment required to finance secure lottery operations, which could affect the perception that the experience and resources of competing traditional lottery companies are as valuable as they have been in the past. eLottery believes that prior lottery experience has been a factor in states’ prior decisions in connection with the award of lottery contracts. Thus, eLottery believes its prior Internet lottery experience will be a factor that limits the ability of eLottery’s competitors to compete with eLottery in the development of this market niche.

Government Regulation and Legislation

      Lotteries are not permitted in various states or jurisdictions of the United States unless expressly authorized by law. The ongoing operations of authorized lotteries in the United States typically are extensively regulated. Applicable legislation varies from jurisdiction to jurisdiction but, in addition to authorizing the lottery and creating the applicable regulatory authority, the lottery statutes generally dictate certain broad parameters of lottery operation, including the percentage of lottery revenues that must be paid out in prizes. Lottery authorities typically exercise significant control as to the selection of vendors and award of lottery contracts, ticket prices, types of games played and marketing strategy, all of which could affect eLottery’s operating results.

      Prior to and after granting a lottery contract, governmental authorities generally conduct an investigation of the company and its employees pursuant to which such authorities may require removal of an employee deemed to be unsuitable. Certain states also require extensive personal and financial disclosure (including, among other things, submission of fingerprints, personal financial statements and federal and state income tax returns) and background checks of control persons and entities beneficially owning a specified percentage (typically 5% or more) of the company’s securities. The failure of such beneficial owners to submit to such background checks and provide such disclosure could jeopardize the award of a lottery contract to eLottery or provide the basis for cancellation of any existing lottery contract.

      The award of lottery contracts and ongoing operations of lotteries in international jurisdictions also are extensively regulated, although this regulation usually varies from that prevailing in the United States. Restrictions are frequently imposed on foreign corporations seeking to do business in such jurisdictions. Laws and regulations applicable to lotteries in the United States and foreign jurisdictions are subject to change and the effect of such changes on eLottery’s ongoing and potential operations cannot be predicted with certainty.

      It is the Company’s understanding that several federal and state prosecutorial agencies in the United States have taken the position that the provision of Internet gaming services to residents of the United States is subject to existing federal and state laws which generally prohibit the provision of gaming opportunities, except where licensed or subject to exemption. On the other hand, it is the Company’s understanding that many providers of Internet gaming services to citizens and residents of the United States have taken the position that existing federal and state laws pertaining to the provision of gaming opportunities do not apply to Internet gaming services. Legislation has been introduced to the United States Senate and House of Representatives in the last two sessions of Congress which, if enacted, would have effectively amended the Federal Wire Statute, codified at 18 U.S.C. Section 1084, to prohibit the provision of Internet gaming operations to residents of the United States with certain exceptions. It is the Company’s policy to comply with federal and state laws in the United States pertaining to gaming and at the present time and, in the absence of a contract to do so with a state authorized lottery, not to offer its Internet gaming services to residents of the United States.

      In the last session of Congress, there were two bills pending that could have affected internet lotteries: Senate bill S. 692 ES, also known as the Kyl Bill, and H.R. 3125, also known as the Goodlatte/McCollum Bill. If either bill had passed in its proposed form, it would have limited the purchase of lottery tickets via an electronic network to terminals in places open to the general public, and would have prohibited the purchase of lottery tickets from a home computer. This prohibition could have had a material adverse effect on ELOT’s ability to carry out its current business plan. In their proposed forms, neither bill, if passed, would have otherwise materially limited the sale of state lottery tickets offered exclusively to state residents, as envisioned by ELOT’s business plan. It is uncertain whether the Kyl Bill, the Goodlatte/McCollum Bill or any bill dealing with Internet lotteries will be considered or passed by either house of Congress and signed into law in future sessions of Congress. The only legislation introduced in Congress to date in 2001 is Leach Bill in the House, which defines illegal Internet gaming as illegal Internet gaming activity as defined by the individual states, leaving the States to define what is legal Internet gaming within their borders. If legislation restricting its ability to carry out the business plan is enacted into law, it could have a material adverse effect on the operations of eLOT.

Employees

      As of March 1, 2001, ELOT employed 28 persons, including general and administrative management and operational employees, none of whom are represented by unions. eLottery conducts its product development activities primarily through the use of independent software development contracts to improve its access to software development talent and keep its fixed overhead to a minimum..

ITEM 2. PROPERTIES

      eLOT’s principal offices are located in leased facilities in Norwalk, Connecticut and New York, New York. Total square footage is approximately 12,000 square feet. The current annual net rent for the Company’s leased and subleased facilities as of December 31, 2000 was approximately $450,000. The Company believes its facilities are adequate and generally suitable for its business requirements at the present time and for the immediate future.

ITEM 3. LEGAL PROCEEDINGS

      The Company currently is a named defendant in several lawsuits that have arisen in the normal course of its business. Those lawsuits and proceedings relate primarily distribution arrangements and products sold by discontinued operations of the Company. In the opinion of the Company, these proceedings are not expected to have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company and, to the extent they are not covered by insurance, reserves adequate to satisfy such liabilities have been established.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Registrant’s Annual Meeting of Shareholders was held on January 25, 2001.

      Proxies were solicited by the Registrant’s management pursuant to Regulation 14 under the Securities Act of 1934. The only proposal was the election of the Board of Directors; there was no solicitation in opposition to management’s nominees listed in the Proxy Statement dated December 13, 2000, and all such nominees were elected pursuant to the vote of the shareholders.

      The total number of shares of the Company’s Common Stock, $.01 par value, outstanding as of December 8, 2000, the record date for the Annual Meeting, was 66,696,043, and 63,210,719 shares were represented in person or by proxy at the Annual Meeting.

      The votes cast for and against each nominee for director are as follows:

Stanley J. Kabala	For: 56,028,342 votes
Withheld: 7,182,377 votes

Edwin J. McGuinn	For: 61,676,830 votes
Withheld: 1,533,889 votes

Richard J. Fernandes	For: 61,623,896 votes
Withheld: 1,586,823 votes

Philip Gunn	For: 56,704,142 votes
Withheld: 6,506,577 votes

John P. Hectus	For: 61,324,190 votes
Withheld: 1,886,529

Jerry M. Seslowe	For: 60,356,566 votes
Withheld: 2,854,163 votes

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The number of holders of record of the Company’s Common Stock as of the close of business on January 31, 2001 was approximately 1,600. The Common Stock is traded on the NASDAQ National Market System under the symbol “ELOT”. As reported by NASDAQ on March 1, 2001, the closing sale price of the Common Stock on the NASDAQ National Market System was $.3438 per share. The following table reflects in dollars the high and low closing sale prices for ELOT’s Common Stock as reported by the NASDAQ National Market System for the periods indicated:

	Fiscal Period	High	Low

2000

	First Quarter	$10.125	$5.031

	Second Quarter	5.375	1.875

	Third Quarter	2.469	1.250

	Fourth Quarter	1.531	0.375

1999

	First Quarter	$4.125	$1.531

	Second Quarter	12.000	3.000

	Third Quarter	5.469	2.938

	Fourth Quarter	6.875	2.188

      On December 26, 2000, the NASDAQ Stock Market issued a letter to the Company stating that the Company is out of compliance with the requirements for continued listing on the National Market System or the Small Cap Market of NASDAQ because the common stock had closed below $1.00 per share for 30 consecutive trading days as of December 21, 2000. The Company had 90 days, or until March 26, 2001, to come back into compliance by having a closing price of $1.00 or more for more than ten consecutive trading days. Since at the end of 90 days the stock price was still not in compliance, the Company will request a hearing as to whether the common stock should be permitted to continue to trade on the National Market System or the Small Cap Market. After the hearing, which usually is scheduled four to six weeks after the request, NASDAQ will decide if the Company can continue trading on the National Market or the Small Cap Market of NASDAQ or trade only in the over-the-counter (OTC) market. If the common stock is delisted from National Market trading, it could have a material adverse effect on the price and the liquidity of the common stock.

      It is the present policy of the Board of Directors to retain earnings for use in the business and the Company has not paid any dividends and does not anticipate paying any cash dividends on the Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

The following is selected financial data for eLOT for the five years ended December 31, 2000.

(In thousands, except for per share amounts)

		Years Ended December 31,

	2000	1999	1998	1997	1996

Net Revenues	$831	$831	$—	$—	$—

Loss Before Income Taxes From Continuing Operations	$(15,016)	$(12,022)	$(25,617)	$(3,163)	$(3,405)

Loss From Continuing Operations	$(15,016)	$(12,022)	$(25,617)	$(3,163)	$(3,405)

Income (Loss) From Discontinued Operations, Net of Taxes (1)	$(6,034)	(14,906)	(11,242)	2,942	27,567

Extraordinary Item —Loss on Extinguishment of Debt, Net of Taxes (2)	—	—	—	—	(355)

Net Income (Loss)	$(21,050)	$(26,928)	$(36,859)	$(221)	$23,807

BASIC EARNINGS (LOSS) PER SHARE:

Continuing Operations	$(0.23)	$(0.21)	$(0.51)	$(0.06)	$(0.06)

Discontinued Operations	(0.09)	(0.25)	(0.23)	0.06	0.53

Extraordinary Item	—	—	—	—	(0.01)

Net Income (Loss)	$(0.32)	$(0.46)	$(0.74)	$—	$0.46

DILUTED EARNINGS (LOSS) PER SHARE:

Continuing Operations	$(0.23)	$(0.21)	$(0.51)	$(0.06)	$(0.07)

Discontinued Operations	(0.09)	(0.25)	(0.23)	0.06	0.53

Extraordinary Item	—	—	—	—	(0.01)

Net Income (Loss)	$(0.32)	$(0.46)	$(0.74)	$—	$0.45

Total Assets	$27,603	$62,162	$72,136	$98,728	$106,090

Long-Term Debt	$14,243	$13,660	$22,986	$13,821	$13,401

Cash Dividends Declared Per Share (3)	$—	$—	$—	$—	$—

(1)	Discontinued operations represent the results of the Computer Telephony and Healthcare businesses, along with the Company’s investment in Dialogic Communications Corporation and certain related corporate expenses as well as the gains and losses from the sales of discontinued businesses.

(2)	The 1996 extraordinary item relates to the write-off of deferred debt issue costs associated with the Company’s revolving credit facility repaid in June 1996.

(3)	The Company has not declared or paid any cash dividends on its Common Stock. Refer to “Stock Data.”

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis explains trends in the Company’s financial condition as of December 31, 2000 and 1999 and results of operations for each of the most recent three years in the period ended December 31, 2000. It is intended to help shareholders and other readers understand the dynamics of the Company’s business and the key factors underlying its financial results. This discussion should be read in conjunction with the consolidated financial statements and notes included elsewhere in this Form 10-K. Management believes that certain statements in this discussion and analysis constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Such statements are based on current expectations, estimates and projections about the industries in which the Company operates, management’s beliefs and assumptions made by management. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and assumptions include, among others, the following: general economic and business conditions; demographic changes; rapid technology development and changes; timing of product introductions; the mix of products/services; industry capacity and other industry trends; and the ability of the Company to attract and retain key employees.

OVERVIEW

eLOT, Inc., (formerly Executone Information Systems, Inc.), through its subsidiary eLottery, Inc., is committed to leading the governmental lottery industry into the e-commerce market. The Company previously developed, installed and operated systems that processed ten million e-commerce lottery ticket sales and transactions. The Company has operated Internet, Intranet, telephone, communications, accounting, banking, database and other applications and services that can facilitate the electronic sale of new and existing lottery products worldwide.

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

The Company has also developed supplemental e-commerce solutions for governmental lotteries that leverage the power of the Internet. eLottery is also an application service provider of Internet marketing and advertising technology for lotteries. The Company’s IMARCS (Internet Marketing Analysis Research and Communications System) database marketing solution enables government lotteries to attract, register and communicate with lottery players through advanced Internet technology. In addition, eLOT’s subsidiary, eLOTTONET, Inc., offers a free daily lottery email notification service (LENS) of state lottery results and other information and services via e-mail.

The Company also has entered into a strategic alliance agreement with MDI Entertainment, Inc. MDI specializes in creating, marketing and implementing entertainment-based promotions on behalf of the North American lottery industry. As part of the strategic alliance, eLottery, Inc., a subsidiary of eLOT, and MDI have formed a joint venture to develop web sites to allow lottery players to submit non-winning scratch tickets for additional chances to win. Additionally, the strategic alliance calls for MDI’s sales and marketing team to market eLottery’s products and services to MDI’s clients.

Discontinued Operations

In March 1999, eLOT announced its intention to divest its Computer Telephony and Healthcare Communications divisions in order to focus on the electronic lottery business conducted by eLottery. On January 1, 2000, the Company sold the Computer Telephony business to Inter-Tel for $42.8 million (after adjustment for certain indemnity claims) in cash. On July 21, 2000, the Company completed the sale of its Healthcare Communications division to Grinnell Corporation for $5.0 million in cash. The Company is pursuing the sale of all or part of its investment in DCC. The businesses and investment have been reflected in the accompanying consolidated financial statements and discussion and analysis as discontinued operations.

Financial Condition

The Company has incurred recurring losses from continuing operations during the transformation to the Company’s new business strategy. The Company believes that it will continue to operate at a loss until such time when its operations generate sufficient revenues to cover its costs, which the Company does not currently anticipate occurring until sometime in 2002. The report of independent public accountants on the Company’s consolidated financial statements for the year ended December 31, 2000 contains an explanatory paragraph stating that the consolidated financial statements have been prepared assuming that the Company will continue as a going concern, while noting that the Company’s recurring losses raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern. Management’s plans are addressed in Note C to the consolidated financial statements and in the Liquidity and Capital Resources section later in Item 7.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

RESULTS OF OPERATIONS

REVENUES: During the fourth quarter of 1999, the Company’s eLottery subsidiary began generating advertising revenues through its lottery portal web site at www.eLotteryFreeWay.com launched on November 9, 1999. During the third quarter of 2000, the Company also began generating advertising revenues from its Lottery notification services (“LENS”) and transaction based revenue from its VIP Club programs with certain governmental lotteries. Net Revenues (after sales agency commissions) for the two years ended December 31, 2000 and 1999 were $831,000 and $8,000, respectively.

PRIZES, CONTENT, ADVERTISING AND PROMOTION: Prizes, content, advertising and promotions for the two years ended December 31, 2000 were $2,311,000 and $296,000, respectively. These expenses include “ePoints” earned by registered players on the eLotteryFreeWay entertainment site, cost of editorial content, advertising expenses and special promotional programs designed to acquire new registered players and reward the existing player base.

GENERAL & ADMINISTRATIVE: General & Administrative expenses were $9.7 million for 2000, up from $4.6 million for the comparable period in 1999. The increase in General & Administrative expenses is attributable to the continued development of the eLottery business plan including expanding the Company’s eLotteryFreeWay portal web site, costs incurred preparing for the launch of the Company’s Jamaica contract to sell Lottery tickets over the Internet, implementation of the IMARCS software product in several states, increased lobbying efforts related to proposed U.S. government legislation regarding our business, and increased personnel, legal and occupancy costs.

DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense for the year was approximately $2.5 million in 2000 and $1.1 million in 1999. This increase is due to the amortization of the intangible asset recorded upon the acquisition of users from FreeLotto for our Lottery Notification business and increased depreciation resulting from capital expenditures for both our Lottery and eLotteryFreeWay initiatives.

ASSET IMPAIRMENT: During both 2000 and 1999, the Company performed reviews of the realization of certain computer software and hardware costs and determined that certain assets were impaired, which has resulted in such assets no longer being used in the Company’s operations. As a result, the Company recorded an asset impairment charge of $128,000 in 2000 and $1.5 million in 1999.

NON-CASH COMPENSATION CHARGE: A non-cash compensation charge of $.7 million was recorded in 2000 for management compensation to be paid in stock in lieu of cash. A similar charge was recorded during 1999 in the amount of $2.6 million related to the issuance of stock options to certain key executives of eLottery who have been instrumental in developing the current business model and are key to the future success of the Company. The exercise price of these options was below the market price at the date of grant.

INTEREST EXPENSE: Interest expense for 2000 was $1.6 million, a decrease of $1.7 million from 1999. The decrease is due to lower levels of bank borrowings in 2000 due to repayment of the credit facility upon the sale of the Computer Telephony business in January 2000.

OTHER INCOME, NET: Other income, net, was $1.1 million in 2000 as compared to $1.3 million in 1999. The 2000 income was primarily due to interest income earned from the investment of corporate funds. In 1999, the Company had a nonrecurring $1.2 million gain on the receipt of payment from Claricom on a $5.9 million junior subordinated note plus interest, along with the redemption of the warrants held by the Company, both of which were part of the consideration received in the 1996 sale of the direct sales organization.

DISCONTINUED OPERATIONS: Revenues from discontinued operations for the year ended December 31, 2000 were $17.5 million compared to $128.6 million in 1999. The decrease in revenue is due entirely to the sale of the Computer Telephony business in January 2000 and the Healthcare business in July 2000. The loss from discontinued operations for 2000 was $6.4 million versus $14.9 for 1999.

The Company recorded an after-tax gain for the year ended December 31, 2000 of $0.4 million related to the sale of discontinued operations in 2000. This gain represents an after-tax gain of $14.9 million (net of a tax provision of $9.9 million) on the sale of the Computer Telephony division, an $8.5 million loss related to the sale of the Healthcare Communications division and a $6 million valuation allowance against deferred tax assets that the Company estimates will not be realizable when all of the discontinued operations are sold.

OTHER MATTERS

The Company completed the review of its computer systems and the implementation of new systems during 1999. As a result, the Company did not experience any significant adverse impact of the Year 2000 problem internally or from any of its major suppliers or customers.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

RESULTS OF OPERATIONS

REVENUES: During the fourth quarter, the Company’s eLottery subsidiary began generating advertising revenues through its lottery portal web site at www.eLotteryFreeWay.com launched on November 9, 1999. Net Revenues (after sales agency commissions) were $8,000 for the year ended December 31, 1999.

PRIZES, CONTENT, ADVERTISING AND PROMOTION: Prizes, content, advertising and promotion for the two years ended December 31, 1999 were $296,000 and $0, respectively. These expenses include “ePoints” earned by registered players on the eLotteryFreeWay entertainment site, cost of editorial content, advertising expenses and special promotional programs designed to acquire new registered players and reward our existing player base.

GENERAL & ADMINISTRATIVE: General & Administrative expenses were $4.6 million for the year, up from $1.9 million for 1998. In addition to General & Administrative expenses for our eLottery subsidiary, the results also include eLOT corporate expenses. The increase in Selling, General & Administrative expenses is attributable to the continued development of the eLottery business plan including the launching of our eLotteryFreeWay portal web site. All areas of Selling, General & Administrative expenses increased including advertising and promotion, personnel costs, legal, and occupancy costs.

DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense for the year was approximately $1.1 million in both 1999 and 1998.

ASSET IMPAIRMENT: In response to the legal decision issued December 17, 1998 in AT&T vs. Coeur d’Alene Tribe, eLottery and the CDA terminated operation of the NIL and the US Lottery telephone and Internet operations managed by eLottery. As a result, the Company reevaluated certain of its assets in accordance with the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets.” Based upon this review, management determined that both the intangibles and the advances to the NIL had become impaired as of the date of this legal decision. As of December 17, 1998, net intangibles and advances to NIL of $12.9 million and $11.2 million, respectively, were written down to zero, which represented the estimated fair value of the assets, as no future cash flows will be generated by the NIL. The Company also recorded an additional charge of $1.4 million for shutdown costs and the write-off of certain deferred startup expenses related to the NIL. The total NIL-related write-off included in the 1998 statement of operations was $25.5 million.

In 1999, the Company performed an additional review of the realization of certain computer software and hardware costs and determined that certain additional assets were impaired due to changes in technology, which has resulted in such assets no longer being used in the Company’s operations. As a result, the Company recorded an additional charge of $1.5 million in 1999.

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

OTHER INCOME, NET: Other income, net decreased primarily due to a nonrecurring $1.2 million gain on the receipt of payment from Claricom on a $5.9 million junior subordinated note plus interest, along with the redemption of the warrants held by the Company, both of which were part of the consideration received in the 1996 sale of the direct sales organization. The Company recorded a nonrecurring gain in 1998 on a negotiated settlement with a former supplier of videoconferencing equipment totaling $5.3 million.

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

The loss from discontinued operations includes an estimated loss on disposal of $5.0 million related to the healthcare business. The estimated loss included the write-off of goodwill of $3.6 million and estimated costs of disposal of $1.4 million. After the finalization of indemnity claims during 2000, the cash proceeds were $42.8 million.

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

LIQUIDITY AND CAPITAL RESOURCES

In 1998, the Company entered into a credit facility with Fleet Capital Corporation. The credit facility provided a maximum overall credit line of $30 million consisting of a revolving line of credit for direct borrowings, along with standby and trade letters of credit. The credit facility was secured by substantially all of the Company’s assets and had a five-year term. Upon the sale of the Computer Telephony business on January 1, 2000, the outstanding balance of $19.6 million under this credit facility was repaid and the facility was terminated. After paying down this facility, the Company had approximately $19 million in cash and cash equivalents, $4.0 million of which was restricted in an escrow account associated with the sale of the Computer Telephony business to Inter-Tel, Inc. The Company and Inter-Tel reached a settlement agreement regarding indemnity and other claims asserted by Inter-Tel and the Company received approximately $2.5 million (plus interest) of the escrowed proceeds during 2000.

At December 31, 2000, the Company had approximately $5.7 million of cash and cash equivalents. The Company has incurred recurring losses from continuing operations during the transition to the Company’s new business strategy. The Company believes that it will continue to operate at a loss until such time when its operations generate sufficient revenues to cover its costs, which the Company does not currently anticipate occurring until sometime in 2002. Revenues from eLOT operations were affected by the decline in Internet advertising pricing throughout 2000 and the Company has noticed further deterioration in the first quarter of 2001. In addition, revenues have been slow to materialize in the lottery business due to governmental lotteries migrating more cautiously than expected onto the Internet due to legislative, political and social issues. The Company does not expect the cash resources as of December 31, 2000 to be sufficient to fund its operations throughout 2001. As a result of the above factors, the report of independent public accountants on the Company’s consolidated financial statements for the year ended December 31, 2000 contains an explanatory paragraph stating that the consolidated financial statements have been prepared assuming that the Company will continue as a going concern, while noting that the Company’s recurring losses raise substantial doubt about the Company’s ability to continue as a going concern.

To improve its financial situation, the Company has implemented or intends to implement the following: 1) hired an investment banker to sell a portion of the Company’s investment in Dialogic Communications Corporation (“DCC”) 2) made a significant reduction in the Company’s workforce; 3) reduced its planned capital expenditures significantly; 4) dramatically reduced its planned lobbying expenditures focused on defeating legislative efforts to prevent the sale of lottery tickets over the Internet; 5) implemented a 15% salary deferral program for senior management; 6) reduced rewards and content costs related to the operation of the Company’s consumer web sites; and 7) reduced all other identifiable expenses to the extent possible. The Company is also exploring several strategic alternatives for financing its activities and operations going forward.

Although there can be no assurances that the Company will be able to raise additional cash through the sale of DCC or find alternate financing, the Company believes that if it is successful in doing so, the proceeds from one or both of these transactions plus the current cash balances, increased revenue and the reduction of expenses in 2001 will provide the Company with sufficient resources to fund its operations through December 31, 2001.

CASH FLOW FROM OPERATING ACTIVITIES

Cash used by continuing operating activities was $15.0 million in 2000, versus $2.1 million in 1999. Cash used by discontinued operating activities in 2000 was $8.3 million versus $15.1 million in 1999.

Cash provided by investing activities was approximately $46.1 million in 2000, primarily due to the proceeds received from the sale of the Computer Telephony business of $42.8 million, the sale of the Healthcare business of $5.0 million and the repayment by certain key management of the Executive Stock Incentive Plan (“ESIP”) loans for $2.6 million, offset partially by the purchase of property and equipment of $4.0 million. Cash provided by investing activities totaled $6.5 million in 1999.

The Company used $18.1 million in cash from financing activities during 2000. The primary use of cash was the repayment of the outstanding balance under the credit facility and other long-term debt of $20.1 million, offset partially by proceeds from the exercise of stock options. During 1999, the Company generated $10.3 million from its financing activities, primarily by increased borrowings of $11.0 million and proceeds from the exercise of stock options of $0.8 million and used $1.3 million to repurchase 420,000 shares of the Company’s common stock.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

The Company has not used derivative financial instruments during 2000. The Company has various debt instruments. The primary debt instrument is convertible subordinated debentures, which have a fixed interest rate. See Note E in Notes to Financial Statements under Item 8 for further information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

eLOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share amounts)

	Years Ended December 31,
	2000	1999	1998

NET REVENUES	$831	$8	$—

COSTS AND EXPENSES:

Prizes, content, advertising and promotion	2,311	296	—

General and Administrative	9,701	4,621	1,946

Asset Impairment	128	1,461	25,486

Non Cash Compensation Charge	650	2,625	—

Depreciation and Amortization	2,524	1,085	1,116

	15,314	10,088	28,548

OPERATING LOSS	(14,483)	(10,080)	(28,548)

INTEREST EXPENSE	(1,627)	(3,279)	(2,393)

OTHER INCOME, NET	1,094	1,337	5,324

LOSS FROM CONTINUING OPERATIONS

BEFORE INCOME TAXES	(15,016)	(12,022)	(25,617)

INCOME TAXES	—	—	—

LOSS FROM CONTINUING OPERATIONS	(15,016)	(12,022)	(25,617)

DISCONTINUED OPERATIONS:

Loss from discontinued operations	(6,421)	(14,906)	(11,242)

Gain on sale of discontinued operations, (net of tax provision of $15,924)	387	—	—

NET LOSS	$(21,050)	$(26,928)	$(36,859)

BASIC AND DILUTED LOSS PER SHARE:

Loss from continuing operations	$(0.23)	$(0.21)	$(0.51)

Loss from discontinued operations	(0.10)	(0.25)	(0.23)

Gain on sale of discontinued operations	0.01	—	—

NET INCOME (LOSS) PER SHARE	$(0.32)	$(0.46)	$(0.74)

AVERAGE COMMON SHARES OUTSTANDING	65,303	58,752	49,755

      The accompanying notes are an integral part of these consolidated statements.

eLOT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share amounts)	December 31,	December 31,
	2000	1999

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$5,731	$1,060

Accounts receivable, net of allowance of $84 in 2000	222	8

Prepaid expenses and other current assets	709	174

Net assets of discontinued operations	8,294	51,402

Total Current Assets	14,956	52,644

PROPERTY AND EQUIPMENT, net	5,143	2,480

INTANGIBLE ASSETS, net	4,018	—

INVESTMENTS AND OTHER ASSETS	3,486	5,034

	$27,603	$60,158

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Current portion of long-term debt	$240	$19,818

Accounts payable	1,841	5,342

Accrued payroll and related costs	838	772

Accrued liabilities	2,083	1,804

Total Current Liabilities	5,002	27,736

LONG-TERM DEBT	14,243	13,660

Total Liabilities	19,245	41,396

STOCKHOLDERS’ EQUITY:

Common stock: $.01 par value; 130,000,000 shares authorized; 69,645,441 and 63,010,953 issued and outstanding	696	630

Additional paid-in capital	91,911	81,054

Accumulated other comprehensive loss	(613)	(336)

Accumulated deficit	(83,636)	(62,586)

Total Stockholders’ Equity	8,358	18,762

	$27,603	$60,158

The accompanying notes are an integral part of these consolidated balance sheets.

eLOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)		Years Ended December 31,
	2000	1999	1998

CASH FLOWS FROM OPERATING ACTIVITIES:

Loss from continuing operations	$(15,016)	$(12,022)	$(25,617)

Adjustments to reconcile net loss to net cash provided (used) by operating activities:

Depreciation and amortization	2,524	1,085	1,116

Allowance for doubtful accounts	84	—	—

Asset impairment and other related charges	128	1,461	25,486

Gain on litigation settlement	—	—	(5,269)

Stock compensation expense	650	2,625	—

Gain on Claricom notes/warrants		(1,161)	—

Other, net	325	371	118

Changes in working capital items:

Accounts receivable	(294)	(12)	—

Accounts payable and accruals	(3,296)	5,040	(398)

Other working capital items, net	(113)	537	5,858

NET CASH PROVIDED (USED) BY

CONTINUING OPERATING ACTIVITIES	(15,008)	(2,076)	1,294

Cash flows used by discontinued operating activities	(8,288)	(15,119)	(14,427)

NET CASH USED BY OPERATING ACTIVITIES	(23,296)	(17,195)	(13,133)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(4,025)	(1,048)	(1,566)

Dispositions of business	47,790	—	5,000

Deferred NIL expenses	—	—	(4,377)

Proceeds from Claricom note/warrants	—	9,261	—

Payment of ESIP bank loans	—	(2,154)	—

ESIP participants loan settlements	2,578	925	—

Other, net	(283)	(493)	(124)

NET CASH PROVIDED (USED) BY

INVESTING ACTIVITIES	46,060	6,491	(1,067)

CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings (repayments) under credit facility	(19,617)	11,035	8,582

Repayments of other long-term debt	(457)	(192)	(751)

Repurchase of stock	—	(1,338)	(148)

Proceeds from issuance of stock	1,981	777	272

NET CASH PROVIDED (USED) BY FINANCING

ACTIVITIES	(18,093)	10,282	7,955

INC /(DEC) IN CASH AND CASH EQUIVALENTS	4,671	(422)	(6,245)

CASH AND CASH EQUIVALENTS —BEGINNING

OF YEAR	1,060	1,482	7,727

CASH AND CASH EQUIVALENTS —END

OF YEAR	$5,731	$1,060	$1,482

The accompanying notes are an integral part of these consolidated statements.

eLOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Additional						Accum. Other	Accum.	Total
(In thousands, except for	Common Stock		Preferred Stock		Paid-In	Comprehensive	Earnings
Stockholders'
share amounts)	Shares	Amount	Shares	Amount	Capital	Loss	(Deficit)	Equity

Balance at December 31, 1997	49,660,359	$497	350,000	$7,300	$71,500	—	$1,201	$80,498

Proceeds from issuances of stock from employee stock plans	314,448	2			150			152

Amortization of deferred compensation					121			121

Repurchase and cancellation of stock	(140,000)	(1)			(147)			(148)

Net loss							(36,859)	(36,859)

Balance at December 31, 1998	49,834,807	$498	350,000	$7,300	$71,624	—	$(35,658)	$43,764

Proceeds from issuances of stock from employee stock plans	296,151	3			3,480			3,483

Amortization of deferred compensation					120			120

Repurchase and cancellation of stock	(420,000)	(4)			(1,337)			(1,341)

Conversion of preferred stock to common stock	13,299,995	133	(350,000)	(7,300)	7,167

Comprehensive loss Net loss							(26,928)	(26,928)

Unrealized loss of equity security						(336)		(336)

Total comprehensive loss								(27,264)

Balance at December 31, 1999	63,010,953	$630	—	$—	$81,054	$(336)	$(62,586)	$18,762

eLOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Additional						Accum. Other	Accum.	Total
(In thousands, except for	Common Stock		Preferred Stock		Paid-In	Comprehensive	Earnings
Stockholders'
share amounts)	Shares	Amount	Shares	Amount	Capital	Loss	(Deficit)	Equity

Balance at December 31, 1999	63,010,953	$630	—	$—	$81,054	$(336)	$(62,586)	$18,762

Issuance of stock from employee stock plans	757,578	$7			$1,378			$1,385

Issuance of stock to acquire assets	2,854,686	$29			$7,649			$7,678

Issuance of stock to satisfy liabilities	1,950,000	$19			$956			$975

Issuance of stock – other	1,072,224	$11			$874			$885

Comprehensive loss Net loss							(21,050)	(21,050)

Unrealized loss of equity security						(277)		(277)

Total comprehensive loss								(21,327)

Balance at December 31, 2000	69,645,441	$696	—	$—	$91,911	$(613)	$(83,636)	$8,358

The accompanying notes are an integral part of these consolidated statements.

eLOT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A —NATURE OF THE BUSINESS AND FORMATION OF THE COMPANY

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

The Company operates a reward-entertainment lottery portal, eLotteryFreeWay, which offers lottery and entertainment games (for no consideration) with registered players earning e-Points that are redeemable for cash and merchandise credit. eLotteryFreeWay’s mission is to build an Internet community whose members are expected to be highly predisposed to purchase governmental lottery tickets over the Internet.

The Company has also developed transitional e-commerce solutions for governmental lotteries, which leverage the power of the Internet, while political, legal and social issues surrounding the sales of lottery tickets over the Internet are simultaneously addressed. eLOT is an application service provider of Internet marketing and advertising technology for lotteries. The Company’s IMARCS (Internet Marketing Analysis Research and Communications System) database marketing solution enables government lotteries to attract, register and communicate with lottery players through advanced Internet technology. The Company, along with a strategic partner, jointly markets and develops web sites to allow lottery players to submit non-winning scratch tickets for additional chances to win and to expand the database of lottery players. In addition, eLOT’s subsidiary, eLOTTONET, Inc., offers a free daily lottery email notification service (LENS) of state lottery results and other information and services via email.

On January 4, 2000, the Company changed its name from Executone Information Systems, Inc. to eLOT, Inc. to recognize the change in the Company’s core business focus to the governmental lottery industry. Accordingly, all of the Company’s operations are in one segment.

As discussed in Note D, the Company’s Computer Telephony and Healthcare communications businesses, along with certain other assets and liabilities are presented as discontinued operations in the accompanying consolidated financial statements.

NOTE B —SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition. In 1999 and 2000, the Company generated its revenues through the sale of advertising on its web site. Advertising revenue is recognized ratably in the period in which the advertising is displayed. Advertising revenue is also recognized net of sales agency commissions. The Company participates in certain barter transactions and recognizes revenue at rates equal to or less than comparable cash transactions. Total barter revenue was $126,000, $0 and $0 for the years ended December 31, 2000, 1999, and 1998, respectively.

Advertising Expense. The Company expenses advertising costs as incurred. Advertising expense was $488,000, $312,000 and $0 for the years ended December 31, 2000, 1999, and 1998, respectively.

Earnings Per Share. Earnings per share is calculated in accordance with the provisions of SFAS No. 128, “Earnings Per Share.” Basic earnings per share is based upon the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is based upon the weighted average number of shares of common stock outstanding plus the dilutive effect of stock options and warrants outstanding during the period. Stock options and warrants, the convertible preferred stock and the convertible debentures, which are antidilutive, have been excluded from the computations.

Cash and Cash Equivalents. Cash and cash equivalents include short-term investments with original maturities of three months or less.

Property and Equipment, net. Property and equipment at December 31, 2000 and 1999 consist of the following:

(Amounts in thousands)	2000	1999

Furniture and fixtures	$61	$40

Leasehold improvements	149	115

Computer hardware and software	7,350	3,376

	7,560	3,531

Accumulated depreciation	(2,417)	(1,051)

Property and equipment, net	$5,143	$2,480

Depreciation is provided on a straight-line basis over the estimated economic useful lives of property and equipment, which range from three to five years. Amortization of leasehold improvements is provided over the lease term or five years, whichever is shorter. Amortization of computer hardware and software is provided on a straight-line basis over the estimated useful life of three years.

Income Taxes. The Company utilizes the liability method of accounting for income taxes as set forth in SFAS No. 109, “Accounting for Income Taxes”. Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

Software and Web Site Development Costs. The Company accounts for these costs in accordance with AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Accordingly, the Company expenses costs incurred in the preliminary stage and, thereafter, capitalizes costs incurred in the developing or obtaining of internal use software and web site development. Such capitalized costs are included in property and equipment and are amortized over a period of three years and are subject to impairment evaluation in accordance with the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets.”

Fair Value of Financial Instruments. The fair value of the Company’s Convertible Subordinated Debentures at December 31, 2000 is approximately $5.7 million, based upon market quotes. The carrying value of all other financial instruments included in the accompanying consolidated financial statements approximate fair value as of December 31, 2000 is based upon current interest rates.

Noncash Investing and Financing Activities. The following non-cash investing and financing activities took place during the three years ended December 31, 2000:

(Amounts in thousands)	2000	1999	1998

Conversion of preferred stock to common stock	$—	$7,300	$—

Common shares exchanged to exercise options and warrants	4,805	24	230

Common shares issued to acquire shares of DCC	2,284	—	—

Common shares issued to acquire intangible assets	4,301	—	—

Common shares issued as investment in MDI	1,093	—	—

Common shares issued to satisfy liabilities	975	—	—

Exercise of warrants in exchange for license	289	—	—

Refer to the consolidated statements of cash flows for information on cash-related operating, investing and financing activities.

New Accounting Pronouncements. In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, an amendment to SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, SFAS No. 133 established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gain and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

Elot will adopt SFAS No. 133 (a amended by SFAS 138) as of January 1, 2001. We estimate that adoption will not have a material impact in our financial statements.

Reclassifications. Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

NOTE C – FINANCIAL CONDITION

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the consolidated financial statements, the Company has incurred recurring losses from continuing operations during 2000 and 1999 of $15.0 million and $12.0 million, respectively, and the Company had only $5.7 million of cash as of December 31, 2000. The Company believes that it will continue to operate at a loss until such time when its operations generate sufficient revenues to cover its costs, which the Company does not currently anticipate occurring until sometime in 2002. Revenues from eLOT operations were affected by the decline in Internet advertising pricing throughout 2000 and the Company has noticed further deterioration in the first quarter of 2001. In addition, revenues have been slow to materialize in the lottery business due to governmental lotteries migrating more cautiously than expected onto the Internet due to legislative, political and social issues. The Company does not expect that the cash resources as of December 31, 2000 will be sufficient to fund its operations through December 31, 2001.

To improve its financial situation, the Company has implemented or intends to implement the following: 1) hired an investment banker to sell a portion of the Company’s investment in Dialogic Communications Corporation (“DCC”); 2) made a reduction in the Company’s workforce; 3) reduced its planned Capital expenditures significantly; 4) dramatically reduced its planned lobbying expenditures focused on defeating legislative efforts to prevent the sale of lottery tickets over the Internet; 5) implemented a 15% salary deferral program for senior management; 6) reduced rewards and content costs related to the operation of the Company’s consumer web sites; and 7) reduced all other identifiable expenses to the extent possible. The Company is also exploring several strategic alternatives for financing its activities and operations going forward.

Although there can be no assurances that the Company will be able to raise additional cash through the sale of DCC or find alternate financing, the Company believes that if it is successful in doing so, the proceeds from one or both of these transactions plus the current cash balances and reduction of expenses in 2001, will provide the Company with sufficient resources to fund its operations through December 31, 2001.

NOTE D – DISCONTINUED OPERATIONS

On March 29, 1999, the Company announced that it would divest its Computer Telephony and Healthcare businesses. By divesting the core Computer Telephony and Healthcare businesses, the Company focused its resources on its Internet subsidiary, eLottery, Inc. During the fourth quarter of 1999, the Company finalized the plan of disposal for these businesses, and accordingly, started accounting for the businesses as discontinued operations.

On January 1, 2000, the Company completed the sale of its Computer Telephony division to Inter-Tel, Incorporated for $44.3 million in cash plus the assumption of certain liabilities. The $44.3 million in proceeds included $4.0 million that was held in escrow. The Company and Inter-Tel reached a settlement agreement regarding indemnity and other claims asserted by Inter-Tel in 2000 and the Company received approximately $2.5 million (plus interest) of the escrowed proceeds during 2000. A portion of the proceeds was used to repay all of the Company’s outstanding revolving debt ($19.6 million) in January 2000.

On July 21, 2000, the Company completed the sale of its Healthcare Communications division to Grinnell Corporation for $5.0 million in cash. eLOT is also continuing to pursue the sale of all or part of its investment in Dialogic Communications Corporation (“DCC”), a private company, based in Franklin, Tennessee, that develops and markets interactive call processing solutions for business, industry and government. The net investment in DCC as of December 31, 2000 is $3.5 million.

Summarized financial information for the discontinued operations is as follows (000’s):

For the years ended December 31,	2000	1999	1998

Revenues	$17,479	$128,591	$133,498

Income (Loss) before Income Taxes	(6,421)	(14,906)	(15,474)

Income (Loss) from Discontinued Operations, Net of Taxes	(6,421)	(14,906)	(11,242)

Gain on Sale of Discontinued Operations, Net of taxes	387	—	—

As of December 31,	2000	1999

Current Assets	$—	$57,981

Total Assets	11,132	92,706

Current Liabilities	2,838	38,784

Total Liabilities	2,838	39,304

Net Assets of Discontinued Operations	8,294	51,402

In summary, the Company recorded an after-tax gain of $0.4 million related to the sale of discontinued operations in 2000. This gain represents an after-tax gain of $14.9 million (net of a tax provision of $9.9 million) on the sale of the Computer Telephony division, an $8.5 million loss related to the sale of the Healthcare Communications division ($5 million in the first quarter and $3.5 million in the second quarter) and a $6 million valuation allowance against deferred tax assets that the Company estimates will not be realizable when all of the discontinued operations are sold.

NOTE E —DEBT

The Company’s debt is summarized below at December 31, 2000 and 1999:

(Amounts in thousands)	2000	1999

Borrowings Under Revolving Credit Facility (a)	$—	$19,617

Convertible Subordinated Debentures (b)	13,269	12,995

Capital Lease Obligations (c)	196	320

Non-Interest Bearing Notes (d)	907	—

Other	111	546

Total Debt	14,483	33,478

Less: Current Portion of Long-Term Debt	< 240>	< 19,818>

Total Long-Term Debt	$14,243	$13,660

(a)	On August 14, 1998, the Company entered into a revolving credit facility (the “Credit Facility”) with Fleet Capital Corporation expiring in 2003. The Credit Facility provided a maximum overall credit line of $30 million consisting of a revolving line of credit for direct borrowings, along with standby and trade letters of credit. Direct borrowings and letter of credit advances were made available pursuant to a formula based on the levels of eligible accounts receivable and inventories. The Credit Facility was fully repaid on January 3, 2000 and is no longer available to the Company. The average interest rate for the year ended December 31, 1999 was 9.3%.

(b)	The Company’s Convertible Subordinated Debentures (the “Debentures”), issued in April 1986, are due March 15, 2011 and bear interest at 7 1/2%, payable March 15th and September 15th. The face value of the outstanding Debentures at December 31, 2000 was $16.3 million. The face value of the Debentures was adjusted to fair value in connection with the Company’s 1988 quasi-reorganization. The Debentures are convertible at the option of the holder into Common Stock of the Company at any time on or before March 15, 2011, unless previously redeemed, at a conversion price of $10.625 per share, subject to adjustment in certain events. Subject to certain restrictions, the Debentures are redeemable in whole or in part, at the option of the Company, at par. The Debentures are also subject to annual sinking fund payments of $1.5 million. In January 1992, $15 million principal amount of Debentures with a book value of $10.1 million was exchanged for 674,865 shares of Convertible Preferred Stock and 2,999,400 Common Stock Purchase Warrants. Debentures reacquired by the Company in the debt-for-equity exchange and in connection with Warrant exercises were delivered in lieu of cash in satisfying sinking fund requirements. Thus, no cash sinking fund payment will be due on the Debentures until March 2008.

The Trustee for the Debentures has been notified by the holder of the majority of the debentures that the holder believes that the Company is in breach of certain provisions of the Indenture governing the Debentures. The holder claims that the sales of the Computer Telephony and Healthcare Communications businesses constituted a sale of substantially all of the assets of the Company and thus it was a breach of the Indenture to complete those sales without payment of the Debentures. The Trustee has investigated this alleged breach with full cooperation from the Company. The Trustee has not notified the Company that there has been a breach or that the Debentures are currently payable. As a result, the Company has not classified the Debentures as a current liability.

(c)	The Company has entered into capital lease arrangements primarily for computer hardware and software with a net book value of approximately $.3 million at December 31, 2000 and $.4 million at

December 31, 1999. Such leases have been capitalized using implicit interest rates which range from 8.4% to 9.5%.

(d)	As part of the strategic relationship with PlasmaNet (see Note J) the Company received customer referrals during the second half of 2000. As consideration for acquiring these unique customers, and in accordance with the agreement with PlasmaNet, the Company is obligated under three year non-interest bearing notes. The face value of these notes is $1.2 million and such non-interest bearing notes have been recorded at their discounted present value using a 12% interest rate. An accretion charge of $42,000 was recorded in 2000 and charged to interest expense.

The following is a schedule of future maturities of long-term debt at December 31, 2000:

Years Ending December 31:	(Amounts in thousands)

2001	$240

2002	67

2003	907

Thereafter	13,269

$14,483

For the years ended December 31, 2000, 1999 and 1998, the Company made cash payments of approximately $1.3 million, $2.7 million and $1.7 million, respectively, for interest expense on indebtedness.

NOTE F —INCOME TAXES

eLOT continuing operations have only generated minimal current revenue and there are no historical earnings to support the realization of any current or deferred tax benefits. As a result, no current or deferred tax benefit has been recorded on the Statements of Operations for income taxes applicable to the net losses. eLOT does have certain deferred tax assets which represent future tax deductions, but they can only be utilized if eLOT generates sufficient future taxable income. As of December 31, 2000, a valuation allowance has been provided for the entire deferred tax asset included in continuing operations and all but $6.7 million of deferred tax assets reflected in discontinued operations. The deferred tax asset reflected in discontinued operations is more likely than not to be realized through the sale of the Company’s investment in DCC.

Deferred tax assets are determined based on the differences between the financial reporting and tax bases of assets. The significant components of the Company’s deferred tax assets are as follows:

(Amounts in thousands)	2000	1999

Net operating loss carryforward	$26,988	$11,666

Debenture revaluation	(1,205)	(1,320)

Start up costs	856	1,427

Property and equipment	(793)	226

Other timing items	(267)	(1,043)

Total deferred tax assets	25,579	10,956

Valuation allowance	(25,579)	(10,956)

Deferred tax assets, net	$—	$—

      The differences between the benefit for income taxes at the US statutory rate and the Company’s effective rate are summarized as follows:

(Amounts in thousands)	2000	1999	1998

Federal tax at statutory rate (34%)	$(5,105)	$(4,087)	$(8,710)

State income tax, net of federal tax benefit	(733)	(589)	(1,255)

Tax benefit not recorded	4,372	3,616	5,148

Compensation charges	—	910	—

Write off of intangibles	—	—	4,780

Other, net	—	150	37

	$—	$—	$—

The Company has available federal net operating loss carryforwards (NOLs), subject to review by the Internal Revenue Service, totaling approximately $136 million at December 31, 2000 of which $67 million relates to discontinued operations. These net operating losses expire in the years 2001 to 2020. The Company also has available federal general business tax credit carryforwards of $4.2 million which expire through 2018 and alternative minimum tax credit carryforwards of approximately $.9, which may be carried forward indefinitely.

For the years ended December 31, 2000, 1999 and 1998, the Company made cash payments of approximately than $0.1 million, $0.1 million and $0.1 million, respectively, for income taxes.

NOTE G- EARNINGS PER SHARE

A reconciliation of the Company’s earnings (loss) per share calculations from continuing operations for the three years ended December 31, 2000 is as follows:

(In thousands, except for per share amounts)	Loss from	Weighted
	Continuing	Average	Per Share
	Operations	Shares___	Amount___

For the year ended December 31, 2000:

Basic and Diluted Loss Per share	$(15,016)	65,303	$(0.23)

For the year ended December 31, 1999:

Basic and Diluted Loss Per Share	$(12,022)	58,752	$(0.21)

For the year ended December 31, 1998:

Basic and Diluted Loss Per Share	$(25,617)	49,755	$(0.51)

The Company’s Convertible Subordinated Debentures (see Note E (b)) are convertible into approximately 1.5 million shares of common stock as of December 31, 2000. The shares issuable upon conversion of the Debentures were not included in the computation of diluted earnings per share because they would be antidilutive for each of the periods presented. Options to purchase approximately 2.4 million, 1.8 million and 163,000 shares of common stock as of December 31, 2000, 1999 and 1998, respectively, were not included in the computation of diluted earnings per share due to the net losses for those years. Options to purchase 2.5 million, 1.0 million and 1.8 million shares of common stock as of December 31, 2000, 1999 and 1998, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the shares of common stock.

The convertible preferred stock issued in connection with the acquisition of eLottery was antidilutive, at issuance, and has been excluded from the above calculations. Effective April 13, 1999, the convertible preferred stock was converted into common stock.

NOTE H —COMMITMENTS AND CONTINGENCIES

Operating Leases. The Company conducts its business operations in leased premises under noncancellable operating leases expiring in March 2005. Rental expense under theses operating leases amounted to $0.4 million and $0.2 million for the two years ended December 31, 2000. Prior to March 1999, the Company’s premises were part of the facilities leased for the Computer Telephony and Healthcare businesses.

The following represents the future minimum rental payments due under the noncancellable operating leases as of December 31, 2000:

Years Ending December 31,	(Amounts in thousands)

2001	$449

2002	371

2003	358

2004	278

2005	21

$1,477

Litigation: The Company currently is named as a defendant in several lawsuits that have arisen in the normal course of its business. Those lawsuits and proceedings relate primarily to distribution arrangements and products of the discontinued operations. In the opinion of the Company, these proceedings are not expected to have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

NOTE I – INVESTMENTS AND OTHER ASSETS

Other assets consist of the following as of December 31, 2000 and 1999, respectively:

(Amounts in thousands)	2000	1999

Investment in MDI (a)	$1,093	$—

Investment in Virtgame (b)	87	364

ESIP Receivable (c)	405	2,983

Prepaid Executive Life Insurance and Other	1,901	1,687

	$3,486	$5,034

(a)	On November 2, 2000, the Company entered into a strategic alliance agreement with MDI Entertainment, Inc. MDI specializes in creating, marketing and implementing entertainment-based promotions on behalf of the North American lottery industry. Under terms of the agreement, eLOT issued 1 million common shares in exchange for 444 shares of preferred stock in MDI convertible into 444,444 shares of MDI common stock. eLOT also received a warrant to purchase an additional 555,556 common shares of MDI at $3.50 per share. The Company’s investment is carried under the cost method.

(b)	The investment in Virtgame.com, (which is an equity security with a quoted market value) has been adjusted to the market value of this investment at December 31, 2000. The fair value adjustment is reflected in Accumulated Other Comprehensive Loss in the accompanying consolidated financial statements.

(c)	In 1994, the Company’s shareholders adopted the 1994 Executive Stock Incentive Plan (the “Executive Plan”), which enabled officers and other key employees to purchase a total of up to 3,000,000 shares of the Company’s Common Stock. As of December 31, 2000 and 1999, the amount receivable from Plan participants was $.4 million and $3 million, respectively. Shares acquired under the Executive Plan are held by the Company as security under a loan and pledge agreement.

NOTE J – INTANGIBLE ASSETS

On May 31, 2000, the Company entered into a long-term strategic partnership agreement with PlasmaNet, Inc., a leading online database marketing company providing targeted advertising and marketing services. PlasmaNet owns and operates FreeLotto.com.

The Company issued 1.6 million common shares valued at $4.3 million to PlasmaNet as consideration for the site and as payment for the first tranche of registered customer referrals. The acquisition has been accounted for under the purchase method and the results of operations of this business are included in the Company’s financial statements beginning on the date of acquisition. The purchase price has been allocated to intangible assets and is being amortized over the estimated economic life of the assets acquired of three years. The agreement calls for additional consideration contingent upon success in reaching specified registered customer referral milestones. The Company received additional customer referrals in 2000. The Company has capitalized an additional $.9 million for these new customer referrals and has recorded a non-interest bearing three-year note as consideration for these referrals. (See Note E) The agreement calls for PlasmaNet to replenish referrals who opt out of the lottery notification service at no additional cost to the Company. Total amortization expense for 2000 and accumulated amortization as of December 31, 2000 was $1.1 million.

NOTE K —STOCK OPTIONS AND WARRANTS

The Company has established stock option plans under which it is authorized to grant both incentive stock options and non-qualified stock options to officers and other key employees. Options are generally granted at a price not less than the fair market value on the date of the grant and become exercisable over a three-and-four-year period and expire after five to ten years. In December 1999, options to purchase 1.0 million shares of common stock were issued at a price less than market value at the date of grant. Accordingly, the Company recorded $2.6 million in compensation expense in 1999. Shares available for granting of future options under these plans amounted to 8.5 million as of December 31, 2000.

A summary of the status of the Company’s stock option plans, as well as non-plan options, as of December 31, 2000, 1999 and 1998 is as follows:

	2000		1999		1998

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding 1/1	4,230,975	$2.44	2,255,199	$2.42	1,510,899	$2.89

Granted	5,354,000	$3.13	2,314,900	$2.63	1,407,400	$1.90

Exercised	(813,802)	$2.26	(200,512)	$2.66	(138,550)	$2.01

Cancelled	(764,818)	$3.61	(138,612)	$3.67	(524,550)	$2.51

Outstanding 12/31	8,006,355	$2.92	4,230,975	$2.44	2,255,199	$2.42

Options exercisable 12/31	4,037,221	$3.27	3,260,975	$2.48	994,025	$3.06

Information relative to options outstanding at December 31, 2000 is as follows:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
	Shares	Average	Average	Shares	Average
Exercise	Outstanding	Remaining	Exercise	Exercisable	Exercise
Prices	12/31/00	Life (yrs)	Price	12/31/00	Price

$0.56 - $0.56	250,000	9.95	$0.56	0	$0.00

$1.00 - $1.00	1,125,000	5.06	$1.00	83,332	$1.00

$1.25 - $1.25	1,000,000	9.00	$1.25	753,200	$1.25

$1.50 - $2.47	977,488	2.36	$2.03	725,488	$1.89

$2.53 - $2.56	67,000	2.81	$2.55	30,000	$2.53

$2.69 - $2.69	2,025,000	4.39	$2.69	600,000	$2.69

$2.75 - $3.81	105,200	2.86	$3.18	50,200	$3.13

$3.88 - $3.88	1,091,667	3.95	$3.88	1,001,668	$3.88

$4.41 - $6.38	264,500	3.54	$5.20	159,500	$5.32

$6.59 - $7.38	1,100,500	8.57	$6.67	633,833	$6.66

$0.56 - $7.38	8,006,355	5.44	$2.92	4,037,221	$3.27

The fair value of options granted during 2000, 1999 and 1998 was $2.57, $3.80 and $1.23 per share, respectively. Fair value was estimated using the Black-Scholes option-pricing model with the following assumptions: expected volatility ranging from 85% to 164%, a risk-free interest rate ranging from 4.8% to 6.6%, an expected option life of 5.0 years and no dividend yield.

The Company applies APB Opinion 25 in accounting for its plans. Other than the $2.6 million recognized in 1999 for 1.0 million options granted at below market value, no compensation cost has been recognized for its stock option plans. If compensation cost had been determined in accordance with

SFAS No. 123, “Accounting for Stock-Based Compensation,” net income would have been reduced by $10.0 million, $2.6 million, and $0.4 million for 2000, 1999 and 1998, respectively. The reduction in earnings per share would have been $0.15 in 2000, $0.04 in 1999 and immaterial in 1998.

As of December 31, 2000, the Company has warrants outstanding that permit the holders to purchase a total of 1,372,222 shares of Common Stock at prices ranging from $0.01 to $6.00 per share, expiring through March 2005. At December 31, 2000, 372,222 of these warrants were exercisable. Warrants were exercised for 72,224 shares of Common Stock for the year ended December 31 2000 at a price of $0.01. No warrants were exercised during 1999 or 1998.

NOTE L —STOCK PURCHASE PLAN

Until December 31, 1999, a total of 2,750,000 shares of Common Stock were authorized for issuance under the Company’s employee stock purchase plan (the “Employee Plan”). The Employee Plan permitted eligible employees to purchase up to 1,000 shares of Common Stock at the lower of 85% of the fair market value of the Common Stock at the beginning or at the end of each six-month offering period. Pursuant to the Employee Plan, 30,242 and 39,866 shares of common stock were sold to employees during the two years ended December 31, 1999 and 1998, respectively. The weighted average fair value of these purchase rights for 1999 and 1998 was $1.46, and $0.86 per share, respectively. Fair value was estimated using the Black-Scholes option pricing model with the following assumptions used for both years: expected volatility ranging from 85% to 150%, risk-free interest rate of 6.6%, an expected term of six months and no dividend yield.

The Company applies APB Opinion 25 in accounting for the Employee Plan and, accordingly, no compensation cost has been recognized. If compensation cost had been determined in accordance with SFAS No. 123, the impact on net income and earnings per share would have been immaterial for 1999 and 1998.

NOTE M – 401(K) SAVINGS

The Company has a 401(k) Savings Plan under which it matches employee contributions at the discretion of the Company’s Board of Directors. The Company’s matching contribution, consisting of shares of its Common Stock purchased in the open market, is equal to 25% of each employee’s contribution, up to a maximum of $660 per employee. The expense for the matching contribution for the years ended December 31, 2000, 1999 and 1998 was approximately $8,000, $13,000 and $10,000, respectively.

NOTE N —OTHER INCOME, NET

Other Income, net consists of the following for the three years ended December 31, 2000:

(Amounts in thousands)	2000	1999	1998

Interest income	$1,136	$120	$157

Gain on Claricom note/warrants (a)	—	1,161	—

Gain on Litigation Settlement (b)	—	—	5,269

Other, net	(42)	56	(102)

	$1,094	$1,337	$5,324

(a)	In February 1999, the Company received $9.3 million from Claricom as payment in full for a $5.9 million junior subordinated note plus interest, along with the redemption of warrants. The note and warrants were part of the consideration received when the Company sold its direct sales and service organization in 1996.

(b)	In June 1996, the Company sold its Videoconferencing division to BT Visual Images LLC for a $0.2 million note, royalties on videoconferencing revenue through June 1998 and contingent consideration related to the sale of equipment inventory. The Company recorded a loss of $3.9 million on the transaction. In October 1998, the Company received $5 million in cash, as part of a negotiated legal settlement with its former supplier of videoconferencing equipment, resulting in a $5.3 million gain in 1998.

NOTE O – ASSET IMPAIRMENT

On December 17, 1998, the United States District Court for the District of Idaho ruled in the case of AT&T vs. Coeur d’Alene Tribe that the orders previously issued by the Tribal Court upholding the legality of the US Lottery were erroneous. In response to this legal decision, eLottery and the CDA terminated operation of the NIL and the US Lottery in every state where it had been offered. As a result, the Company reevaluated certain of its assets in accordance with the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets.” Based upon such review, management determined that both the intangibles and the advances to the NIL were impaired as of the date of this legal decision. As of December 17, 1998, net intangibles and Advances to NIL of $12.9 million and $11.2 million, respectively, were written down to zero, which represented the estimated fair value of the assets, as no future cash flows were to be generated by the NIL. In addition, $0.7 million in NIL startup costs (primarily post-acquisition building costs) included in other assets were also impaired. This amount would have been written off as of January 1, 1999 with the adoption of SOP 98-5. However, due to the termination of NIL operations, management concluded that it should be written off during the fourth quarter of 1998. Shutdown costs and other adjustments amounted to an additional $0.7 million, all of which was paid as of December 31, 1999.

During 2000 and 1999, the Company performed additional evaluations of the realizability of certain fixed assets and determined that certain computer hardware and software costs were impaired based upon the current changes in technology which has resulted in such computer hardware and software no longer being used in the Company’s operations. As a result of these reviews, the Company recorded an asset impairment charge of $128,000 in 2000 and $1.5 million in 1999.

NOTE P —SELECTED QUARTERLY FINANCIAL DATA (unaudited)

The following is a summary of unaudited selected quarterly financial data for the years ended December 31, 2000 and 1999:

	Three Months Ended

(In thousands,	March 31,	June 30,	September 30,	December 31,
except for per share amounts)	2000	2000	2000	2000

Net Revenues	$121	$81	$228	$401

Loss from continuing operations Before Income Taxes	(2,569)	(3,483)	(4,271)	(4,693)

Loss From Continuing Operations	(2,569)	(3,483)	(4,271)	(4,693)

Gain on Sale of Discontinued Operation	3,887	(3,500)	—	—

Discontinued Operations	(1,231)	(2,822)	(2,269)	(101)

Net Income (Loss)	87	(9,805)	(6,538)	(4,794)

Loss Per Share:

Continuing Operations	(0.04)	(0.05)	(0.07)	(0.07)

Gain on Sale of Discontinued Operation	0.06	(0.05)	—	—

Discontinued Operations	(0.02)	(0.04)	(0.03)	(0.01)

	Three Months Ended

(In thousands,	March 31,	June 30,	September 30,	December 31,
except for per share amounts)	1999	1999	1999	1999

Net Revenues	$—	$—	$—	$8

Loss Before Income Taxes From Continuing Operations	(662)	(2,204)	(2,394)	(6,762)

Income (Loss) From Continuing Operations	(662)	(2,204)	(2,394)	(6,762)

Discontinued Operations	(2,369)	(2,063)	(775)	(9,699)

Net Loss	(3,031)	(4,267)	(3,169)	(16,461)

Loss Per Share:

Continuing Operations	(0.01)	(0.04)	(0.04)	(0.12)

Discontinued Operations	(0.05)	(0.03)	(0.01)	(0.16)

The three months ended December 31, 1999 includes the write-off of $1.5 million in assets related to certain computer hardware and software that is no longer being used and termination of the NIL. (See Note O).

NOTE Q – RELATED PARTY TRANSACTIONS

Certain software and development services have been provided to eLottery by a company whose principal is the son of an officer of the Company’s subsidiary. Fees incurred by the Company in 2000, 1999 and 1998 were $1.5 million, $.5 million and $.6 million respectively. Certain consulting services and capital asset purchases have been provided to eLottery by another company whose principal is a son of the same officer of the Company’s subsidiary. Fees incurred by the Company in 2000, 1999 and 1998 were $.9 million, $.1 million and $.1 million respectively.

In addition, the Company has a $250,000 note receivable with an officer of the Company’s subsidiary, which bears interest at an annual rate of 6.45% from date of inception.

NOTE R – SUBSEQUENT EVENT (UNAUDITED)

On March 8, 2001 the Company issued 3.5 million share of common stock to acquire the subsidiaries of NETWORK 60, Inc., which own four promotional web sites. An additional 1.6 million shares of common stock may be issued but is contingent upon achieving certain revenue and gross margin targets over the next 12 months.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
eLOT, Inc.:

We have audited the accompanying consolidated balance sheets of eLOT, Inc. (a Virginia corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eLOT, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note C. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

ARTHUR ANDERSEN LLP

Stamford, Connecticut
February 20, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The following persons are currently serving as directors of the Company. Certain information regarding each director is set forth below, including each individual’s principal occupation and business experience during the last five years, directorships in other public companies, and the year in which the individual was elected a director of the Company or one of its predecessor companies.

Name	Age	Principal Occupation	Director Since

Edwin J. McGuinn, Jr.	49	President and Chief Executive Officer of the Company since May 2000. Prior to joining eLOT, since 1998, Mr. McGuinn was President and CEO of Automated Trading Systems, Inc. and its subsidiary, LIMITrader Securities, Inc., an Internet based securities firm operating one of the first proprietary web-based systems for trading corporate bonds, medium term notes and high-yield bonds.	2000

		From 1996 to 1998, Mr. McGuinn was Executive Vice President and head of operations at InterVest Securities, Inc., an electronic bond-trading network where he was responsible for all sales, marketing and trading operations. Prior thereto, he held executive management positions at Rodman & Renshaw Capital Group, Inc. (from 1995 to 1996), Lehman Brothers, and Mabon Securities. He spent eleven years at Lehman Brothers as a Managing Director where he was a member of the firm’s fixed income operating committee responsible for international trading, sales and research in New York, London and Tokyo.

		Mr. McGuinn is a CPA and holds a bachelor’s degree in mathematics and economics from Colgate University, and a master’s degree in accounting from NYU.

Stanley J. Kabala	57	Chairman of the Company since May 2000; prior thereto, President, Chief Executive Officer and Chairman of the Company since June 1998. Prior thereto, Mr. Kabala was President and Chief Executive Officer of Rogers Cantel Mobile Communications, the largest wireless telephone company in Canada, and Chief Operating Officer of its parent Rogers Communications, Inc., from 1996 through 1997. During 1995, he was President and Chief Executive Officer of Unitel Communications, Inc., Canada’s largest alternative long distance provider. From 1968 through 1994, Mr. Kabala held various positions at AT&T Corporation.	1998

Richard J. Fernandes	42	Founder and Chief Executive Officer since 1999 of Webloyalty.com. From 1989 until 1998, Mr. Fernandes served in several executive positions at CUC International, Inc., including President of its subsidiary Plextel Telecommunications, a database-driven classified business, from 1996 to 1998, and Executive Vice President, Interactive Services and Senior Vice	2000

		President, Interactive Services from 1993 to 1996.

Philip D. Gunn	49	Co-founder and President of Growth Capital Partners, LLC, a professional merchant banking and venture capital investment firm. Before establishing Growth Capital Partners in 1982, Mr. Gunn was a Vice President in the Manufacturers Hanover Merchant Banking Group with overall responsibility for merger and acquisition advisory services. During the past twenty years, he has been active in structuring, negotiating, and financing corporate acquisitions, management buyouts and venture capital investments.	1999

John P. Hectus	56	Retired. Mr. Hectus was President, AT&T Canada Enterprises from March 1999 to December 1999; Vice President, Finance and Chief Financial Officer, AT&T Canada Enterprises, from June 1998 to March 31, 1999; Senior Vice President and Chief Financial Officer, AT&T Canada, Inc. from February 1996 through May 1998; and Vice President and Chief Financial Officer, AT&T Caribbean & Latin America from January 1995 through January 1996. Prior thereto, he held various executive positions within AT&T Corporation.	1998

Jerry M. Seslowe	55	Managing Director of Resource Holdings Ltd., an investment and financial consulting firm, since 1983. Prior to 1983, Mr. Seslowe was a partner at KPMG Peat Marwick, a provider of investment and financial services. Mr. Seslowe has served as a director of eLOT since February 1996 and prior to ELOT’s acquisition of eLottery was a director of eLottery. Mr. Seslowe is a certified public accountant and attorney.	1996

Board and Committee Activities

      During 2000, the ELOT Board of Directors met on 17 occasions. All directors attended more than 75% of the total number of meetings of the Board and of all committees of which they were members during 2000. During 2000, the Board had two standing committees, an Audit Committee and a Compensation Committee.

      The function of the Audit Committee is to recommend the selection of auditors and to review the audit report and the adequacy of internal controls. The Audit Committee met four times during 2000. The members of the Audit Committee during 2000 were John Hectus (Chairman), Rick Fernandes and Philip Gunn. Effective January 1, 2001, the members of the Audit Committee are John Hectus (Chairman), Rick Fernandes and Jerry Seslowe.

      The Compensation Committee recommends to the full Board the compensation arrangements, stock option grants and other benefits for executive management of ELOT as well as the incentive plans to be adopted by Executone. The Compensation Committee met once during 2000. The members of the Compensation Committee during 2000 were John Hectus and Jerry Seslowe, who will continue on that Committee in 2001.

      Effective November 15, 2000, the Board amended the Bylaws of the Company to require a Lead Director of the independent directors, and a Nominating Committee and a Transaction Committee of the Board, all of the members of which shall be independent as defined in the Bylaws. The independent directors have selected John Hectus as the Lead Director in accordance with the Bylaws. The Nominating Committee shall be responsible for the evaluation and nomination of Board members. The Nominating Committee will consist of Rick Fernandes and John Hectus. The Transaction Committee shall be responsible for reviewing all related-party transactions involving the Corporation, and considering and making recommendations to the full Board with respect to all proposals involving (a) a change in control, or (b) the purchase or sale of assets constituting more than 10% of the Corporation’s total assets. The Transaction Committee will consist of Jerry Seslowe and Philip Gunn.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires that the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, file with the Securities and Exchange Commission initial reports of ownership and reports of change in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file.

      To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company, and written representations that no other reports were required, during the fiscal year ended December 31, 2000, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

EXECUTIVE OFFICERS OF ELOT

      The executive officers of eLOT are as follows:

Name	Age	Position with ELOT

Edwin J. McGuinn, Jr.	49	President and Chief Executive Officer

Robert C. Daum	48	Executive Vice President, Finance and Development

Michael W. Yacenda	49	Executive Vice President and President, eLottery, Inc.

Barbara C. Anderson	49	Senior Vice President, Law and Administration and Secretary

David J. Parcells	42	Vice President and Chief Financial Officer

      Edwin J. McGuinn has been President and Chief Executive Officer of the Company since May 2000. Prior to joining ELOT, since 1998, Mr. McGuinn was President and CEO of Automated Trading Systems, Inc. and its subsidiary, LIMITrader Securities, Inc., an Internet based securities firm operating one of the first proprietary web-based systems for trading corporate bonds, medium term notes and high-yield bonds. From 1996 to 1998, Mr. McGuinn was Executive Vice President and head of operations at InterVest Securities, Inc., an electronic bond-trading network where he was responsible for all sales, marketing and trading operations. Prior thereto, he held executive management positions at Rodman & Renshaw Capital Group, Inc., Lehman Brothers, and Mabon Securities. He spent eleven years at Lehman Brothers as a Managing Director where he was a member of the firm’s fixed income operating committee responsible for international trading, sales and research in New York, London and Tokyo. Mr. McGuinn is a CPA and holds a bachelor’s degree in mathematics and economics from Colgate University, and a master’s degree in accounting from NYU.

      Robert C. Daum has been Executive Vice President, Finance and Development, since February 2000. From 1978 to 1999, Mr. Daum was employed in the investment banking industry, focused on corporate finance and mergers and acquisitions. Between 1994 and 1999 he was a Managing Director with Warburg Dillon Read and a predecessor, UBS securities. Prior to 1994, Mr. Daum was employed by Prudential Securities, Merrill Lynch & Co., and Dillon Read and Co., Inc. He holds a B.A. from Colgate University and an M.B.A. from Harvard University.

      Michael W. Yacenda has served as Executive Vice President of ELOT since January 1990, and as President of eLottery and its subsidiary, UniStar Entertainment since 1996. Prior to that time, he was Vice President, Finance and Chief Financial Officer of ELOT from July 1988 to January 1990. He served as a Vice President of ISOETEC from 1983 to 1988. From 1974 to 1983, Mr. Yacenda was employed by the public accounting firm, Arthur Andersen & Co. Mr. Yacenda is a certified public accountant.

      Barbara C. Anderson has been Senior Vice President, Law and Administration and Secretary of ELOT since January 2000. Prior to that time, she was Vice President, Law & Administration since October 1998, and Vice President, General Counsel and Secretary since 1990. From 1985 to 1989, she was Corporate Counsel of United States Surgical Corporation, a manufacturer of medical devices. She holds a B.A. from Middlebury College and a J.D. from New York University.

      David J. Parcells has served as Vice President and Chief Financial Officer since January 2000. Prior to that he served as President and Chief Financial Officer of Sentinel Business Systems, Inc. from 1998-2000. From 1993 to 1998, Mr. Parcells served as Vice President,

Operations for Swiss Army Brands, Inc. Prior thereto, he was Senior Manager for Arthur Andersen, LLP from 1985-1993. Mr. Parcells sits on the Board of St. Vincent’s Medical Center Foundation. He is a graduate of Providence College and a Certified Public Accountant.

ITEM 11. EXECUTIVE COMPENSATION

Director Compensation

      Each director of ELOT, other than Mr. McGuinn, was granted upon his election or reelection to the Board in 1999 or 2000, an option to purchase 100,000 shares of ELOT’s common stock, at the market price on the date of election, under the terms of ELOT’s 1999 Stock Incentive Plan approved by the shareholders on December 14, 1999. Each director elected at the 1999 Annual Meeting was granted an option to purchase 100,000 ELOT shares at the market price at December 14, 1999 of $3.875 per share, and Mr. Fernandes was granted an option to purchase 100,000 shares at $7.375 per share, the market price on March 3, 2000, when he was elected to the Board. On July 17, 2000, each current director was granted an option to purchase 40,000 ELOT shares at the market price on that date of $1.875 per share. In addition, during 2000, each director was paid, and it is the current intention of the Company to continue to pay in 2001, a fee of $500 per Board or Committee meeting attended and reimbursement of expenses incurred in attending Board and Committee meetings.

      As of December 14, 1999, when the new Stock Incentive Plan was adopted, 127,800 shares had been issued upon exercise of options granted under the terms of the 1990 Directors’ Stock Option Plan, and options to purchase 72,800 shares of common stock (at exercise prices ranging from $1.50 to $6.38 per share) were outstanding under the terms of that plan as of January 31, 2001. During 1999, Mr. Philip Gunn received options to purchase 4,500 shares under the 1990 plan upon his initial election to the Board. No other grants were made to current directors under the prior Plan in 1999.

      Prior to the 1999 Annual Meeting, the Company’s director compensation program provided that each director who did not receive other direct compensation from ELOT also received upon his or her initial election to the Board a warrant to purchase 25,000 shares of ELOT common stock at the market price at the date of grant. Each warrant has a term of five years. Under this program, the following warrants were granted to current directors upon their initial election to the Board:

Name	Date of Grant	Warrant Price Per Share

Philip D. Gunn	May 21, 1999	$5.31

John J. Hectus	November 18, 1998	$1.25

Jerry M. Seslowe	February 1, 1996	$2.63

      ELOT also reimburses directors for the travel and accommodation expenses incurred in attending Board meetings.

Summary Compensation Table

      The following table sets forth the compensation by the Company of the current Chief Executive Officer, the former Chief Executive Officer and the four most highly compensated other executive officers of ELOT in 2000, for services in all capacities to the Company and its subsidiaries during the three fiscal years ended December 31, 2000.

				Other Annual	Awards of	All Other
		Salary	Bonus	Compensation	Options/	Compensation
Name and Principal Position	Year	($)	($)	($)	SARs (#)	($) (1)

Edwin J. McGuinn, Jr.	2000	187,500	-0-	-0-	2,500,000	-0-

President and Chief Executive	1999	-0-	-0-	-0-	-0-	-0-

Officer	1998	-0-	-0-	-0-	-0-	-0-

Stanley J. Kabala (2)	2000	138,463	-0-	-0-	40,000	2,870

Chairman of the Board,	1999	300,000	633,833	-0-	50,000	6,493

Former President and Chief	1998	144,231	151,562	91,936	400,000	6,072

Executive Officer

Michael W. Yacenda	2000	262,400	-0-	-0-	250,000	-0-

Executive Vice President	1999	262,400	0	0	500,000	6,708

President, eLottery, Inc.	1998	262,203	0	0	0	6,072

Robert C. Daum	2000	210,577	-0-	-0-	1,500,000	-0-

Executive Vice President	1999	-0-	-0-	-0-	-0-	-0-

Finance and Strategic	1998	-0-	-0-	-0-	-0-	-0-

Development

Barbara C. Anderson	2000	175,368	60,850	-0-	-0-	3,133

Senior Vice President, Law &	1999	167,075	-0-	-0-	290,000	18,942

Administration and Secretary	1998	166,950	-0-	-0-	80,000	17,926

David J. Parcells	2000	158,954	-0-	-0-	250,000	-0-

Vice President and Chief	1999	-0-	-0-	-0-	-0-	-0-

Financial Officer	1998	-0-	-0-	-0-	-0-	-0-

(1)	“All Other Compensation” includes for Mr. Kabala, Mr. Yacenda and Ms. Anderson a matching contribution by the Company under the Company’s 401(k) plan in the amount of $660 each for each year. This column also includes premiums paid by the Company for long-term disability and life insurance for the following individuals in the following amounts in 2000: Mr. Kabala, $2,210; Mr. Yacenda, $4,367; and Ms. Anderson, $2,473; in the following amounts in 1999: Mr. Kabala, $5,833; Mr. Yacenda, $6,048; and Ms. Anderson, $3,282; and in the following amounts in 1998: Mr. Kabala, $5,412; Mr. Yacenda, $5,412; and Ms. Anderson, $2,266. This column also includes in the case of Ms. Anderson $15,000 in credits against the exercise price of employee stock options in each of 1999 and 1998.

(2)	Mr. Kabala was elected Chairman, President and Chief Executive Officer effective June 28, 1998 and resigned as President and Chief Executive Officer in May 2000. The 40,000 share option awarded to Mr. Kabala in 2000 was awarded solely in his capacity as a director. See the discussion of his employment agreement below. The amounts shown as bonuses for 1998 and 1999 represent the taxable value of stock granted pursuant to his employment agreement described below.

Employment Agreements

      In June 1998, the Company entered into an employment agreement with Stanley J. Kabala, its Chairman of the Board, President and Chief Executive Officer, for an initial term of one year. The employment agreement provided for a minimum base salary of $300,000 per year, eligibility for a incentive bonus of 150,000 shares of Common Stock upon achievement of objective performance goals set by the Board of Directors, a signing bonus of 200,000 restricted shares of Common Stock vesting ratably over 12 months and an initial stock option covering 200,000 shares of Common Stock vesting ratably over 12 months. The agreement further provided that in the event of the termination of Mr. Kabala’s employment by the Company without cause or his voluntary termination of employment upon certain events, including diminution of his responsibilities or a change of control, the Company would pay Mr. Kabala his base salary for the remainder of the initial term, a prorated bonus and continuation of medical insurance coverage, and his restricted stock and stock options would vest immediately. In August 1999, the Board of Directors approved the extension of Mr. Kabala’s employment on a month-to-month basis, to continue at least until the earlier of the closings of the sales of the computer telephony and healthcare communications businesses or March 31, 2000, at the same salary. The Board also granted 50,000 shares to Mr. Kabala as further compensation for his services during the prior year, and approved a contingent grant of 25,000 additional shares and an option to purchase 100,000 shares at $4.125 per share, contingent upon his employment throughout the sales of the telephone and healthcare businesses to buyers other than a management group in which he participates. The additional contingent shares and option were not earned by Mr. Kabala and were not granted. In May 2000, Mr. Kabala resigned as President and Chief Executive Officer. He retained his position as non-employee Chairman of the Board.

      In May 2000, the Company entered into an employment agreement with Edwin J. McGuinn, its President and Chief Executive Officer, for an initial term of three years. The employment agreement provides for a minimum base salary of $325,000 per year, eligibility for a incentive bonus equal to 50% of salary upon achievement of objective performance goals set by the Board of Directors, and an initial stock option covering 2,000,000 shares of Common Stock vesting in quarterly increments over 36 months. The agreement further provides that in the event of the termination of Mr. McGuinn’s employment by the Company without cause or his voluntary termination of employment upon certain events, including diminution of his responsibilities or a change of control, the Company would pay Mr. McGuinn his base salary for the remainder of the initial term or one year, whichever is longer, and a prorated bonus for the year in which termination occurs, and his stock options would vest immediately and be exercisable for the balance of the option term or three years, whichever is shorter.

Option Grants in Last Fiscal Year

      The following table sets forth individual grants of stock options and stock appreciation rights made during 2000 to each of the executive officers named in the Summary Compensation Table above. There were no grants of stock appreciation rights (SARs) to any officers or exercises of stock appreciation rights by officers in 2000.

OPTION GRANTS IN LAST FISCAL YEAR

		% of
		Total			Potential Realizable Value
	Number of	Options			At Assumed Annual
	Securities	Granted to	Exercise		Rates of Stock Price
	Underlying	Employees	or Base		Appreciation
	Options	in Fiscal	Price	Expiration	For Option Term (1)
Name	Granted (#)	Year	($/sh)	Date	5%($)	10% ($)

Edwin J. McGuinn, Jr.	2,000,000	24.63	2.69	5/22/05	-0-	-0-

	500,000	6.16	1.00	12/12/05	-0-	-0-

Stanley J. Kabala	40,000 (2)	.49	1.875	7/17/	-0-	-0-

Michael W. Yacenda	250,000	3.08	1.25	1/03/10	-0-	-0-

Robert C. Daum	1,000,000	12.31	6.59	2/15/02	-0-	-0-

	500,000	6.16	1.00	12/12/05	-0-	-0-

Barbara C. Anderson	0	0	—	—	—	—

David J. Parcells	50,000	.62	5.75	1/11/05	-0-	-0-

	200,000	2.46	2.47	7/18/05	-0-	-0-

(1)	Based upon the last sale price on December 31, 2000 of $.50 per share of Common Stock.

(2)	Option granted in capacity as non-employee director. See “Director Compensation.”

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values

      The following table sets forth each exercise of stock options made during the year ended December 31, 2000 by the current Chief Executive Officer, the former Chief Executive Officer, and the four most highly compensated other executive officers and the fiscal year-end value of unexercised options held by those individuals as of December 31, 2000. There were no exercises or holdings of stock appreciation rights by any officers during 2000, and there are no outstanding stock appreciation rights.

			Number of	Value of Unexercised
			Unexercised Options	In-the Money Options at
	Shares		at Fiscal Year-End(#)	Fiscal Year-End ($) (1)
	Acquired on	Value	Exercisable/	Exercisable/
Name	Exercise (#)	Realized ($)	Unexercisable	Unexercisable

Edwin J. McGuinn, Jr.	0	0	641,666/1,858,334	0/0-

Stanley J. Kabala	0	0	340,000/0	0/0-

Michael W. Yacenda	0	0	564,900/185,100	0/0-

Robert C. Daum	0	0	625,499/874,501	0/0-

Barbara C. Anderson	15,600	51,683 (2)	370,000/0	0/0-

David J. Parcells	0	0	0/250,000	0/0-

(1)	Based upon the last sale price on December 31, 2000 of $.50 per share of Common Stock.

(2)	Based on market price at date of exercise; shares acquired were not sold.

Compensation Committee Report on Executive Compensation

      It is the responsibility of the Compensation Committee of the Board of Directors to administer the Company’s incentive plans, review the performance of management and approve the compensation of the Chief Executive Officer and other executive officers of the Company.

      The Compensation Committee believes that the Company’s success depends on the coordinated efforts of individual employees working as a team toward defined common goals. The objectives of the Company’s compensation program are to align executive compensation with business objectives, to reward individual and team performance furthering the business objectives, and to attract, retain and reward employees who will contribute to the long-term success of the Company with competitive salary and incentive plans.

      Specifically, executive compensation decisions are based on the following factors:

      1. The total direct compensation package for the Company’s executives is made up of three elements: base salary, a short-term incentive program in the form of a performance-based bonus, and a long-term incentive program, usually in the form of stock options.

      2. The Committee believes that the total compensation of all executives should have a large incentive element that is dependent upon overall Company performance measured against objectives established at the beginning of the fiscal year. Bonus and stock options represent a significant portion of the total compensation package, in an attempt to further the Company’s goal of linking compensation more closely to the Company’s performance. The percentage of direct compensation that is dependent upon the Company’s attainment of its objectives also generally increases as the responsibility of the officer in question for the overall corporate performance increases.

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

      4. There were no merit increases in salary for any of the executive officers of ELOT during 2000. Merit increases in base salary for executives other than the chief executive officer are generally reviewed on an individual basis by the chief executive officer and increases are dependent upon a favorable evaluation by the chief executive officer of individual executive performance relative to individual goals, the functioning of the executive’s team within the corporate structure, success in furthering the corporate strategy and goals, and individual management skills. Based upon his evaluation, the chief executive officer may recommend base salary increases to the Committee for its approval.

      5. In addition to base salary and merit increases, the Compensation Committee considers cash incentive bonuses or stock awards for officers of the Company and its subsidiary eLottery, including the Chief Executive Officer, both prospectively based upon the attainment of specific performance goals, and retrospectively based upon the Committee’s discretionary judgment as to the performance during the year of the Company and its executive officers or other considerations deemed appropriate at the time. The Committee has not approved any bonus payments to either chief executive officer of the Company or any of the four other highest paid executive officers of the Company for 2000, except cash bonuses paid to one of the four other highest paid executive officers based on individual performance as disclosed in the Summary Compensation Table.

      The Committee reserves the right to make discretionary bonus awards in appropriate circumstances where an executive might merit a bonus based on other considerations.

      6. In June 1998, the Company entered into an employment agreement with Stanley J. Kabala, its then Chairman of the Board, President and Chief Executive Officer, as described above under “Executive Compensation.” In August 1999, the Committee and the Board approved the month-to-month extension of Mr. Kabala’s employment through the sale of the Company’s telephony healthcare businesses and the DCC investment or March 31, 2000, at the same salary and granted Mr. Kabala (i) a bonus stock award of 50,000 shares and (ii) the opportunity for Mr. Kabala to earn an additional stock bonus of 25,000 shares of Common Stock and an option to purchase 100,000 shares at $4.125 per share upon the closing of the sale of the telephony and healthcare businesses and the DCC investment. The contingent compensation described in (ii) was not earned due to Mr. Kabala’s resignation as an officer and employee prior to the sale of the healthcare business and DCC investment.

      7. All executives, including the Chief Executive Officer, are eligible for stock option grants under the employee stock option plan applicable to employees generally, as approved by the Compensation Committee. The number of options granted to any individual depends on individual performance, salary level and competitive data. In addition, in determining the number of stock options granted to each senior executive, the Compensation Committee reviews the unvested options of each executive to determine the future benefits potentially available to the executive. The number of options granted will depend in part on the total number of unvested options deemed necessary to create a long-term incentive on the part of the executive to remain with the Company in order to realize future benefits.

      In 2000, the Committee approved stock option grants for certain of its executive officers as described in the Summary Compensation Table above. The Board of Directors and the Compensation Committee believes that the option grants were necessary to recruit or retain the executives and for the implementation of the Company’s business plan. The options are subject to a vesting schedule over three years in order to encourage the executives to continue their employment with the Company.

      In conclusion, the Compensation Committee believes that the base salary, bonus and stock options of the Company’s Chief Executive Officer and other executives are appropriate in light of competitive pay practices and the Company’s performance against short and long-term performance goals.

                      JOHN P. HECTUS
                      JERRY M. SESLOWE

PERFORMANCE GRAPH

      The graph below compares, for the last five fiscal years, the yearly percentage change in cumulative total returns (assuming reinvestment of dividends and interest) of (i) the Company’s Common Stock, (ii) the NASDAQ Stock Market (iii) the JP Morgan H&Q Internet 100 Index and (iv) a peer group index (the “Old Peer Group”) constructed by the Company in prior years. The Old Peer Group includes companies who competed with the discontinued businesses of the company in the general voice communications equipment area as well as those active in several more specified areas, such as automatic call distribution and voice mail. The Old Peer Group is only being presented in the year of transition to using the JP Morgan H&Q Internet 100 index (“Internet Index”) This Internet Index is more representative of ELOT’s continuing operations.

Weighted Average Cumulative Total Returns

	1995	1996	1997	1998	1999	2000
ELOT	100	102.70	94.59	75.68	235.16	21.62

NASDAQ	100	123.04	150.69	212.51	394.94	237.68

OLD PEER GROUP	100	127.02	125.26	117.56	195.63	71.69

JP MORGAN H&Q	100	84.26	113.08	263.25	912.76	351.20

INTERNET	100

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT

      The following table lists any person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) who, to the knowledge of eLOT, was the beneficial owner as of December 31, 2000, of more than 5% of the outstanding voting shares of the Company. Unless otherwise noted, the owner has sole voting and dispositive power with respect to the securities.

	Name and Address of	Amount and Nature of
Title of Class	Beneficial Owner	Beneficial Ownership	Percent of Class (1)

Common Stock	Heartland Advisors, Inc.	5,520,000	7.9%

	790 North Milwaukee Street

	Milwaukee, WI 53202

(1)	Percentages shown are based upon 69,646,043 shares of common stock outstanding as of December 31, 2000.

      The following table sets forth as of January 31, 2001, the beneficial ownership of the Company’s voting shares by all current directors and nominees of the Company, the current Chief Executive Officer, the former Chief Executive Officer, the four next most highly compensated executive officers in 2000, and all current directors and executive officers of the Company as a group. Unless otherwise indicated, each person listed below has sole voting and investment power over all shares beneficially owned by him.

	Name of	Amount and Nature of
Title of Class	Beneficial Owner	Beneficial Ownership	Percentage of Class (1)

Common Stock	Barbara C. Anderson	466,607 (2)	*

	Robert C. Daum	750,499 (3)	1.1%

	Richard J. Fernandes	170,000 (4)	*

	Philip D. Gunn	334,500 (5)	*

	John P. Hectus	179,700 (6)	*

	Stanley J. Kabala	627,287 (7)	*

	Edwin J. McGuinn, Jr.	873,333(8)	1.2%*

	David Parcells	16,667 (9)	*

	Jerry M. Seslowe	692,315 (10)	*

	Michael W. Yacenda	970,446 (11)	1.4%

	All Current Directors and Officers as a Group (10 Persons)	5,017,795 (12)	6.8%

*	Less than 1% of the class.

(1)	Percentages shown are based upon 69,795,901 shares of common stock actually outstanding as of January 31, 2001. In cases where the beneficial ownership of the individual or group includes options, warrants or convertible securities, the percentage is based on 69,795,901 shares actually outstanding, plus the number of shares issuable upon exercise or conversion of any such options, warrants or convertible securities held by the individual or group. The percentage does not reflect or assume the exercise or conversion of any options, warrants or convertible securities not owned by the individual or group in question.

(2)	Includes 370,000 shares issuable upon exercise of options that are or will become exercisable by March 31, 2001 and 7,247 shares issuable upon conversion of the Company’s Debentures of which Ms. Anderson beneficially owns $77,000 in principal amount or less than 1% of the outstanding principal amount; does not include 100,000 shares subject to options that are not and will not become exercisable by March 31, 2001.

(3)	Includes 750,499 shares issuable upon exercise of options that are or will become exercisable by March 31, 2001; does not include 1,249,501 shares subject to options that are not and will not become exercisable by March 31, 2001.

(4)	Includes 140,000 shares issuable upon exercise of options that are or will become exercisable by March 31, 2001.

(5)	Includes 309,500 shares subject to options and 25,000 shares subject to warrants that are or will become exercisable by March 31, 2001.

(6)	Includes 154,700 shares issuable upon exercise of options and 25,000 shares issuable upon exercise of warrants that are or will become exercisable by March 31, 2001.

(7)	Includes 340,000 shares issuable upon exercise of options that are or will become exercisable by March 31, 2001.

(8)	Includes 823,333 shares issuable upon exercise of options that are or will become exercisable by March 31, 2001; does not include 2,176,667 shares subject to options that are not and will not become exercisable by March 31, 2001.

(9)	Includes 16,667 shares subject to options that are exercisable by March 31, 2001; does not include 333,333 shares subject to options that are not and will not become exercisable by March 31, 2001

(10)	Includes 193,600 shares subject to options and 25,000 shares subject to warrants that are exercisable by March 31, 2001. Also includes 25,467 shares of Common Stock owned and 163,559 shares of Common Stock subject to exercisable options and warrants held by Resource

Holdings Associates, of which Mr. Seslowe is a managing director and in which he holds a greater than 10% ownership interest.

(11)	Includes 627,375 shares subject to options that are or will become exercisable by March 31, 2001, and 1,600 shares issuable upon conversion of the Company’s Debentures, of which Mr. Yacenda beneficially owns $17,000 in principal amount or less than 1% of the outstanding principal amount. Does not include 372,625 shares subject to options not exercisable by March 31, 2001.

(12)	Includes 3,725,674 shares issuable upon exercise of options that are or will become exercisable by March 31, 2001, and 175,000 shares issuable upon exercise of warrants that are or will become exercisable by March 31, 2001, and 8,847 shares issuable upon conversion of the Company’s Debentures. Does not include 4,295,685 shares issuable upon exercise of options not exercisable by March 31, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The 1994 Executive Stock Incentive Plan (the “Executive Plan”), approved by shareholders at the 1994 Annual Meeting, was implemented in October 1994 with 30 employees participating. Under the terms of the Executive Plan, eligible key employees were granted the right to purchase shares of the Company’s Common Stock at the market price, which was $3.1875 per share at the time of purchase. Participating employees financed the purchases of these shares through loans by the Company’s bank lender at the prime rate less 1/4%, payable over five years. The loans were fully-recourse to the participating employees but were guaranteed by letters of credit from the Company to the lending bank. The Company lent the employee 85% of the interest due to the bank. The Company held the purchased Common Stock as security for its guarantees of the repayment of the loans. Sales of the shares purchased under the Plan were subject to certain restrictions.

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

      In June 1998, the Board of Directors approved a Transition and Retention Plan (the “Transition Plan”) and offered it to certain participants in the Executive Plan including the executive officers listed in the table below. The Transition Plan provides, in exchange for a release of all prior claims by the participant, defined retention and severance payments, option grants at current market value and deferral of all loan interest to the participant. A participant in the Transition Plan earned, through continued employment over a period of three years, a retention payment of up to 110% of any shortfall of the market value of the Common Stock purchased with the loan below the loan’s outstanding principal and interest. The amount of this retention payment would have been determined, and the payment become payable, only if and when the participant’s employment with the Company ended without a prior repayment of the loan. In the event the Company terminates the participant’s employment without cause, or a change of control of the Company occurs, the retention payment became fully vested and payable immediately. The Company had the option at any time to repurchase the Purchased Shares from a Transition Plan participant at the fair market value, in which case the participant remains liable for any loan balance not repaid from the repurchase proceeds subject the other terms of the Transition Plan. Under certain circumstances, such as termination by the Company of the participant’s employment following a change of control or otherwise without cause as defined in the Transition Plan, the participant is also entitled to continuation of salary and benefits for nine months.

      The following table contains information about borrowings in excess of $60,000 by current executive officers that were outstanding during 2000 pursuant to the Executive Plan. The amounts listed below also include the interest paid by the Company to the bank, reimbursement of which was owed by the individual to the Company. The persons listed below became fully vested in the retention payment under the Transition Plan as a result of the sale of the computer telephony business to Inter-Tel on January 1, 2000 and repaid the loan including accrued interest in full in 2000.

	Highest Amount	Unpaid
	Indebtedness Between	Indebtedness
	January 1, 1999 and	at
	January 31, 2001,	January 31, 2001,
	Including	Including
Name	Accrued Interest	Accrued Interest

Barbara C. Anderson	$257,621	$0

Michael W. Yacenda	$1,525,430	0

      On August 2, 1999, the Board of Directors approved, with Mr. Seslowe abstaining, the issuance to Resource Holdings Associates, an investment banking firm in which Mr. Seslowe has more than a 10% interest, of a warrant to purchase 100,000 shares of common stock at a price of $3.00 per share, as compensation for certain investment banking services provided and to be provided to the company. Management believes the compensation paid for these services to be as least at favorable to the company as would have been obtained though arm’s-length negotiations with an independent third party.

      On January 13, 2000, the Company acquired from Twelve Oaks Liquidating Trust 254,686 shares (or approximately 4%) of the outstanding common stock of Dialogic Communications Corp. (“DCC”), of which the Company already owned approximately 47% of the issued and outstanding common stock. The purchase price for the DCC shares was 254,656 shares of newly issued shares of the Company’s Common Stock. Twelve Oaks Liquidating Trust is a liquidating trust for Twelve Oaks Capital Limited Partners, of which Philip D. Gunn, a director of the Company and Interim CEO of eLottery, Inc., was the general partner and held a greater than 10% interest. Mr. Gunn is also the Liquidating Trustee for the Trust. The Company believes the acquisition of the DCC shares gave the Company over 51% of the voting stock of DCC and will make the sale of the DCC investment both easier to accomplish and more profitable to eLOT. Management believes the purchase price paid for the DCC shares to be as least at favorable to the Company as would have been obtained though arm’s-length negotiations with a third party not affiliated with the Company.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1), (a)(2) and (d). The financial statements required by this item and incorporated herein by reference are as follows:

Report of Independent Public Accountants

Consolidated Balance Sheets —December 31, 2000 and 1999
Consolidated Statements of Operations —Years ended December 31, 2000, 1999 and
1998

Consolidated Statements of Changes in Stockholders’ Equity —Three years ended December 31, 2000

Consolidated Statements of Cash Flows —Years ended December 31, 2000, 1999 and 1998

Notes to Consolidated Financial Statements

The schedule to consolidated financial statements required by this item and included in this report is as follows:

Report of Independent Public Accountants on Schedule

Schedule II —Valuation and Qualifying Accounts

(a)(3) and (c). The exhibits required by this item and included in this report or incorporated herein by reference are as follows: Exhibit No.

Exhibit No.
2-1	Agreement and Plan of Merger by and among EXECUTONE Information Systems, Inc., Executone Newco, Inc., and Unistar Gaming Corp., dated as of December 19, 1995. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 3, 1996.

3-1	Articles of Incorporation, as amended through December 18, 1995. Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995, filed on April 15, 1996.

3-2	Articles of Amendment dated and filed December 19, 1995, amending the Company’s Articles of Incorporation. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 3, 1996.

3-3	Articles of Amendment filed January 4, 2000, amending the Company’s Articles of Incorporation. Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, filed March 31, 2000.

3-4	Bylaws, as amended. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed November 14, 2000.

4-10	Indenture dated March 1, 1986 with United States Trust Company of New York relating to 7 1/2% Convertible Subordinated Debentures of Vodavi Technology Corporation due March 15, 2011. Incorporated by reference to Vodavi Technology Corporation’s Registration Statement on Form S-1 (as amended) (Registration No. 33-3827) filed on March 9, 1986 and amended April 1, 1986.

4-11	First Supplemental Indenture dated August 4, 1989 with United States Trust Company of New York relating to 7 1/2% Convertible Subordinated Debentures due March 15, 2011. Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1989.

4-12	Specimen Certificate representing 7 1/2% Convertible Subordinated Debentures. Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1989.

10-3	1999 Stock Incentive Plan. Incorporated by reference to the Registrant’s definitive Proxy Statement (Form 14A) filed on November 18, 1999.

10-7	1994 Executive Stock Incentive Plan. Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.

10-8	1998 Transition and Retention Plan. Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.

10-20	Warrant to Purchase 25,000 Shares of Common Stock of the Registrant, in favor of Jerry M. Seslowe, dated February 1, 1996. Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 1996 filed on April 30, 1997.

10-21	Warrant to Purchase 25,000 Shares of Common Stock of the Registrant, in favor of John P Hectus, dated November 18, 1998. Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 1998.

10-22	Warrant to Purchase 25,000 Shares of Common Stock of the Registrant, in favor of Philip D. Gunn, dated May 21, 1999. Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, filed March 31, 2000.

21	Subsidiaries of eLOT, Inc. Filed herewith.

23	Consent of Arthur Andersen LLP. Filed herewith.

27	Financial Data Schedule. Filed herewith.

Undertakings

For the purposes of complying with the rules governing Form S-8 under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant’s Registration Statements on the following Form S-8 filings:

S-8 Reg. No. 333-34346 filed April 7, 2000 on 1999 Stock Incentive Plan (13,000,000 shares)

Insofar as indemnification arising under the Securities Act of 1933 (the “Act”) may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to the court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

Reports on Form 8-K

The Registrant filed the following reports on Form 8-K during the quarter ended December 31, 2000:

Current Report on Form 8-K dated November 14, 2000
Current Report on Form 8-K dated December 22, 2000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

eLOT, Inc.

By: /s/ Edwin J. McGuinn, Jr. Edwin J. McGuinn, Jr. President and Chief Executive Officer

March 26, 2001
Norwalk, Connecticut

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 26, 2001	/s/ Edwin J. McGuinn, Jr._______________

Edwin J. McGuinn, Jr. President and Chief Executive Officer (Principal Executive Officer)

March 26, 2001	/s/ David J. Parcells____________________

David J. Parcells Vice President, and Chief Financial Officer (Principal Financial and Accounting Officer)

March 26, 2001

Richard J. Fernandes, Director

March 26, 2001	/s/ Philip D. Gunn_____________________

Philip D, Gunn, Director

March 26, 2001	___________________________________

John P. Hectus, Director

March 26, 2001	/s/ Stanley J. Kabala___________________

Stanley J. Kabala, Chairman of the Board

March 26, 2001	/s/ Jerry M. Seslowe___________________

Jerry M. Seslowe, Director

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
eLOT, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of eLOT, Inc. and subsidiaries included in this Form 10-K, and have issued our report thereon dated February 20, 2001. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and are not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Stamford, Connecticut
February 20, 2001

S-1

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
(Amounts in Thousands)

		Additions		Deductions

		Charged	Charged
	Balance at	(Credited)	(Credited)		Balance at
	Beginning	to Costs and	to Other		End of
Description	of Period	Expenses	Accounts	Payments	Period

Year ended December 31, 2000

Reserve for Discontinued Operations	$4,480			$(1,642)	$2,838

Allowance for Doubtful Accounts	---	$84	---	---	$84

Year ended December 31, 1999

Reserve for Discontinued Operations	$7,424	$1,320	---	$(4,364)	$4,480

Year ended December 31, 1998

Reserve for Discontinued Operations	---	$11,028	---	$(3,604)	$7,424

S-2