Form 10-Q
period 2001-03-31
ELOT INC
filed 2001-05-15
CIK 725282

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File No. 0-11551

eLOT, Inc.

(Exact name of registrant as specified in its charter)

Virginia	86-0449210

(State or other jurisdiction of	(I.R.S. Employer

incorporation or organization)	Identification No.)

101 Merritt 7 Corporate Park, Norwalk, Connecticut	06851

(Address of principal executive offices)	(Zip Code)

(203) 840-8600

(Registrant’s telephone number, including area code)

EXECUTONE Information Systems, Inc., 478 Wheelers Farms Road,

Milford, Connecticut 06460

(Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of registrant’s Common Stock, $.01 par value per share, as of April 30, 2001 was 73,423,805.

INDEX

eLOT, Inc.
		Page #

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets - March 31, 2001 and December 31, 2000	3

	Consolidated Statements of Operations - Three Months Ended March 31, 2001 and 2000	4

	Consolidated Statements of Cash Flows - Three Months Ended March 31, 2001 and 2000	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

PART II.	OTHER INFORMATION	14

	SIGNATURES	15

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

eLOT, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share amounts)	March 31,	December 31,
	2001	2000

	(Unaudited)
ASSETS
CURRENT ASSETS:

Cash and cash equivalents	$2,549	$5,731

Accounts receivable	344	222

Prepaid expenses and other current assets	251	709

Net assets of discontinued operations	4,247	8,294

Total Current Assets	7,391	14,956

PROPERTY AND EQUIPMENT, net	5,367	5,143

INTANGIBLE ASSETS, net	4,874	4,018

OTHER ASSETS	3,062	3,486

	$20,694	$27,603

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:

Current portion of long-term debt	$239	$240

Accounts payable	1,894	1,841

Accrued payroll and related costs	834	838

Accrued liabilities	1,687	2,083

Total Current Liabilities	4,654	5,002

LONG-TERM DEBT	15,102	14,243

Total Liabilities	19,756	19,245

STOCKHOLDERS’ EQUITY:

Common stock: $.01 par value; 130,000,000 shares authorized; 73,379,703 and 69,645,441 issued and outstanding	734	696

Additional paid-in capital	92,972	91,911

Accumulated other comprehensive loss	(627)	(613)

Accumulated deficit	(92,141)	(83,636)

Total Stockholders’ Equity	938	8,358

	$20,694	$27,603

      The accompanying notes are an integral part of these consolidated balance sheets.

eLOT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
(In thousands, except for per share amounts)	March 31,

	2001	2000

REVENUES	$345	$150

COSTS AND EXPENSES:

Prizes, content, advertising and promotion	246	619

General and Administrative	2,316	1,520

Asset Impairment	366	—

Depreciation and Amortization	1,116	279

	4,044	2,418

OPERATING LOSS	(3,699)	(2,268)

INTEREST EXPENSE	(412)	(414)

OTHER INCOME (EXPENSE), NET	(78)	113

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(4,189)	(2,569)

INCOME TAXES	—	—

LOSS FROM CONTINUING OPERATIONS	(4,189)	(2,569)

DISCONTINUED OPERATIONS:

Income (loss) from discontinued operations	(430)	(1,231)

Gain (loss) on sale of discontinued operations, (net of tax provision of $15,924 for 2000)	(3,886)	3,887

Income (loss) from discontinued operations	(4,316)	2,656

NET INCOME (LOSS)	$(8,505)	$87

BASIC AND DILUTED LOSS PER SHARE:

Loss from continuing operations	$(0.06)	$(0.04)

Loss from discontinued operations	(0.01)	(0.02)

Gain (Loss) on sale of discontinued operations	(0.05)	0.06

NET INCOME (LOSS) PER SHARE	$(0.12)	$0.00

AVERAGE COMMON SHARES OUTSTANDING:	70,675	63,619

The accompanying notes are an integral part of these consolidated statements.

eLOT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)	Three Months Ended
	March 31,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Loss from continuing operations	$(4,189)	$(2,569)

Adjustments to reconcile net loss to net cash provided (used) by operating activities:

Depreciation and amortization	1,116	279

Accretion on Debentures and Note Payable	103	—

Asset Impairment	366	—

Other	139	—

Changes in working capital items:

Restricted Cash	—	(4,000)

Accounts receivable	(122)	(146)

Accounts payable and accruals	(347)	(4,519)

Other working capital items, net	36	(347)

NET CASH PROVIDED (USED) BY CONTINUING OPERATING ACTIVITIES	(2,898)	(11,302)

Cash flows used by discontinued operating activities	(81)	(2,820)

NET CASH USED BY OPERATING ACTIVITIES	(2,979)	(14,122)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(203)	(651)

Proceeds From Sale of CT Business	—	44,300

ESIP participants loan repayments	—	2,578

Other, net	—	(166)

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(203)	46,061

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayments/Borrowings under revolving credit facility	—	(19,617)

Repayments of other long-term debt	—	(451)

Proceeds from issuance of stock	—	1,347

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	—	(18,721)

INC (DEC) IN CASH AND CASH EQUIVALENTS	(3,182)	13,218

CASH AND CASH EQUIVALENTS – BEGINNING OF YEAR	5,731	1,060

CASH AND CASH EQUIVALENTS – END OF PERIOD	$2,549	$14,278

The accompanying notes are an integral part of these consolidated statements.

eLOT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A – NATURE OF THE BUSINESS AND FORMATION OF THE COMPANY

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

In March 2001, the Company acquired certain subsidiaries of Network60 (now called DM360), an Internet promotions and permission-based marketing company, which offers a flexible, cost effective direct marketing medium to traditional corporations, advertising agencies, and online companies. DM360’s web sites include www.easywinnings.com, www.coolwinnings.com, www.radiostakes.com and www.prizechest.com.

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

NOTE B – BASIS OF PRESENTATION

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

NOTE C – FINANCIAL CONDITION

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the consolidated financial statements, the Company has incurred recurring losses from continuing operations of $4.2 million during the first three months of 2001 and $15 million for the year ended December 31, 2000. In addition, the Company had only $2.5 million of cash as of March 31, 2001. The Company believes that it will continue to operate at a loss until sometime in 2002. Revenues from eLOT operations were affected by the decline in Internet advertising pricing throughout 2000 and the Company has noticed further deterioration in the first quarter of 2001. In addition, revenues have been slow to materialize in the lottery business due to governmental lotteries migrating more cautiously than expected onto the Internet due to legislative, political and social issues. The Company does not expect that the cash resources as of March 31, 2001 will be sufficient to fund its operations through December 31, 2001.

To improve its financial situation, the Company has implemented the following: 1) hired an investment banker to sell a portion of the Company’s investment in Dialogic Communications Corporation (“DCC”); 2) made a reduction in the Company’s workforce; 3) reduced its planned Capital expenditures significantly; 4) dramatically reduced its planned lobbying expenditures focused on defeating legislative efforts to prevent the sale of lottery tickets over the Internet; 5) implemented a salary deferral program for all employees; 6) reduced rewards and content costs related to the operation of the Company’s consumer web sites; and 7) reduced all other identifiable expenses to the extent possible. The Company is also exploring several strategic alternatives for financing its activities and operations going forward.

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

NOTE D – EARNINGS PER SHARE

Earnings per share is based on the weighted average number of shares of common stock outstanding during the periods. Common stock equivalents and the convertible debentures which are antidilutive based upon losses from continuing operations have been excluded from the computations in both periods.

A reconciliation of the Company’s loss per share calculations for the three-months ended March 31, 2001 and 2000, respectively, is as follows:

	Loss from		Per Share
(in thousands, except for per share amounts)	Continuing Operations	Shares	Amount

For the three months ended March 31, 2001: Basic and Diluted Loss Per Share:	$(4,189)	70,675	$(0.06)

For the three months ended March 31, 2000: Basic and Diluted Loss Per Share:	$(2,569)	63,619	$(0.04)

NOTE E – DISCONTINUED OPERATIONS

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

On January 1, 2000, the Company completed the sale of its Computer Telephony division to Inter-Tel, Incorporated for $44.3 million in cash plus the assumption of certain liabilities. The $44.3 million in gross proceeds included $4.0 million that was held in escrow. The Company and Inter-Tel reached a settlement agreement regarding indemnity and other claims asserted by Inter-Tel in 2000 and the Company received approximately $2.5 million (plus interest) of the escrowed proceeds during the fourth quarter of 2000. A portion of the proceeds was used to repay all of the Company’s outstanding revolving debt ($19.6 million) in January 2000.

On July 21, 2000, the Company completed the sale of its Healthcare Communications division to Grinnell Corporation for $5.0 million in cash. eLOT is also continuing to pursue the sale of all or part of its investment in Dialogic Communications Corporation (“DCC”), a private company, based in Franklin, Tennessee, that develops and markets interactive call processing solutions for business, industry and government. The net investment in DCC as of March 31, 2001 is approximately $3.0 million.

The Company recorded an after tax gain of $14.9 million on the sale of the computer telephony division in the first quarter of 2000. This was offset by a $5 million reserve related to the sale of Healthcare Communication division and a $6 million valuation allowance against deferred tax assets. In March 2001, the Company recorded an additional $3.9 million valuation reserve against deferred tax assets based upon a further review of the realizability of this asset due to changes in market conditions.

Summarized financial information for the discontinued operations is as follows (000):

For the three months ended March 31,	2001	2000

Revenues	$—	$8,753

Loss from Discontinued Operations	(430)	(1,231)

Gain (Loss) on sale of discontinued operations, Net of Taxes	(3,886)	3,887

As of March 31, 2001 and December 31, 2000	2001	2000

Current Assets	$—	$—

Total Assets	6,727	11,132

Current Liabilities	2,480	2,838

Total Liabilities	2,480	2,838

Net Assets	4,247	8,294

The loss from discontinued operations for the three months ended March 31, 2001 is primarily due to the Company’s equity share of the loss of DCC for the period.

NOTE F – OTHER MATTERS

For the three-month periods ended March 31, 2001 and 2000, the Company made cash payments of approximately $.6 million and $.6 million, respectively for interest expense on indebtedness. For the three-month periods ended March 31, 2001 and 2000 respectively, the company made cash payments for income taxes of approximately $6,000 and $33,000.

NOTE G – SUBSEQUENT EVENT

On May 8, 2001, the Company reached a settlement with regard to certain claims made by Twelve Oaks Liquidating Trust (“Twelve Oaks”) with respect to the acquisition in January 2000 by eLOT of 254,686 shares of DCC in exchange for 254,686 shares of eLOT common stock. A member of eLOT’s board of directors is the Liquidating Trustee of Twelve Oaks. The settlement agreement calls for the Company to put 150,000 shares of DCC common stock in escrow for the benefit of Twelve Oaks. The Company shall retain title and voting rights until the escrowed shares are transferred pursuant to the settlement agreement.

Twelve Oaks shall receive a pro-rata share of the proceeds from the sale by the Company of the shares of DCC, subject to a minimum of $400,000 and a maximum of $500,000. If Twelve Oaks receives less than $400,000 from the full or partial sale of the escrowed shares, the Company has agreed to pay Twelve Oaks the difference between the proceeds received and $400,000 either in cash or through the sale of additional escrowed shares during the escrow period of one year.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis explains trends in the Company’s financial condition as of March 31, 2001 and results of operations for the three months ended March 31, 2001 and 2000. It is intended to help shareholders and other readers understand the dynamics of the Company’s business and the key factors underlying its financial results. This discussion should be read in conjunction with the consolidated financial statements and notes included elsewhere in this Form 10-Q, and with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2000 included in Form 10-K. Management believes that certain statements in this discussion and analysis constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Such statements are based on current expectations, estimates and projections about the industries in which the Company operates, management’s beliefs and assumptions made by management. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and assumptions include, among others, the following: general economic and business conditions; demographic changes; rapid technology development and changes; timing of product introductions; the mix of products/services; industry capacity and other industry trends; and the ability of the Company to attract and retain key employees.

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

In March, 2001, the Company acquired certain subsidiaries of Network60 (now called DM360), and Internet promotions and permission-based marketing company, which offers a flexible, cost effective direct marketing medium to traditional corporations, advertising agencies, and online companies. DM360’s web sites include www.easywinnings.com, www.coolwinnings.com, www.radiostakes.com and www.prizechest.com.

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

Discontinued Operations

In March 1999, eLOT announced its intention to divest its Computer Telephony and Healthcare Communications divisions in order to focus on the electronic lottery business conducted by eLottery. On January 1, 2000, the Company sold the Computer Telephony business to Inter-Tel for $44.3 million ($42.8 million after adjustment for certain indemnity claims) in cash. On July 21, 2000, the Company completed the sale of its Healthcare Communications division to Grinnell Corporation for $5.0 million in cash. The Company is pursuing the sale of all or part of its investment in DCC. The businesses and investment have been reflected in the accompanying consolidated financial statements and discussion and analysis as discontinued operations.

Financial Condition

The Company has incurred recurring losses from continuing operations during the transformation to the Company’s new business strategy. The Company believes that it will continue to operate at a loss until sometime in 2002. The report of independent public accountants on the Company’s consolidated financial statements for the year ended December 31, 2000 contained an explanatory paragraph stating that the consolidated financial statements have been prepared assuming that the Company will continue as a going concern, while noting that the Company’s recurring losses raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements at March 31, 2001 or December 31, 2000 do not include any adjustments that might result should the Company be unable to continue as a going concern. Management’s plans are addressed in Note C to the consolidated financial statements and in the Liquidity and Capital Resources below.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH THE SAME PERIOD LAST YEAR.

RESULTS OF OPERATIONS

REVENUES: Revenues for the three months ended March 31, 2001 and 2000 were $345,000 and $150,000, respectively. The increase is attributable to the acquisition of the Network 60 promotional web sites, the launch of the Lottery Notification business in the third quarter of 2000 and a substantial growth in the registered player base of www.eLotteryFreeWay offset by a significant decline in advertising rates.

PRIZES, CONTENT, ADVERTISING AND PROMOTION: Prizes, content, advertising and promotions for the three months ended March 31, 2001 and 2000 were $246,000 and $619,000, respectively. The decline is due to expense reductions implemented in response to the decline in advertising rates. These expenses include “ePoints” earned by registered players on the eLotteryfreeway entertainment site, cost of editorial content, advertising fees and special promotional programs designed to acquire new registered players and reward our existing player base.

GENERAL & ADMINISTRATIVE: General & Administrative expenses were $2.3 million for the first quarter of 2001, up from $1.5 million for the comparable period in 2000. The increase in General & Administrative expenses is attributable to the continued execution of the eLottery business plan.

ASSET IMPAIRMENT: During 2001, the Company performed an evaluation of the realizability of certain assets and determined that certain prepaid assets related to software development were impaired. As a result of this review, the Company recorded an asset impairment charge of $366,000 in 2001.

DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense for the three months ended March 31, 2001 and 2000 was approximately $1.1 million and $.3 million, respectively. The increase is attributable to depreciation expense related to capital expenditures incurred throughout 2000 and the amortization of unique users acquired from Plasmanet.

INTEREST EXPENSE: Interest expense for the three months ended March 31, 2001 and 2000 was $412,000 and $414,000 respectively.

OTHER INCOME, NET: Other income (expense), net, for the three months ended March 31, 2001 was an expense of $78,000 as compared to income of $113,000 for the comparable 2000 period. The change is primarily due to lower invested capital and interest rates on the investment of corporate funds in the comparable periods.

DISCONTINUED OPERATIONS: Revenues from discontinued operations for the three months ended March 31, 2001 and 2000 were $0 and $8.8 million, respectively. The decrease in revenue is due entirely to the sale of the Computer Telephony business in January 2000 and the Healthcare business in July 2000. The loss from discontinued operations for the three-month period ended March 31, 2001 was $430,000 versus $1.2 million for 2000. The 2001 loss is attributable to the Company’s equity share of the loss of DCC for the 3 months offset by a gain on a litigation settlement.

The Company recorded an after-tax loss for the three months ended March 31, 2001 of $3.9 million related to the discontinued operations. This is related to an additional valuation reserve recorded against the deferred tax asset.

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

At March 31, 2001, the Company had approximately $2.5 million of cash and cash equivalents. The Company has incurred recurring losses from continuing operations during the transition to the Company’s new business strategy. The Company believes that it will continue to operate at a loss until sometime in 2002. Revenues from eLOT operations were affected by the decline in Internet advertising pricing throughout 2000 and further deterioration in the first quarter of 2001. In addition, revenues have been slow to materialize in the lottery business due to governmental lotteries migrating much more slowly than expected onto the Internet due to legislative, political and social issues. The Company does not expect the cash resources as of March 31, 2001 to be sufficient to fund its operations throughout 2001. As a result of the above factors, the report of independent public accountants on the Company’s consolidated financial statements for the year ended December 31, 2000 contained an explanatory paragraph stating that the consolidated financial statements have been prepared assuming that the Company will continue as a going concern, while noting that the Company’s recurring losses raise substantial doubt about the Company’s ability to continue as a going concern.

To improve its financial situation, the Company has implemented the following: 1) hired an investment banker to sell a portion of the Company’s investment in Dialogic Communications Corporation (“DCC”) 2) made a significant reduction in the Company’s workforce; 3) reduced its planned capital expenditures significantly; 4) dramatically reduced its planned lobbying expenditures focused on defeating legislative efforts to prevent the sale of lottery tickets over the Internet; 5) implemented a salary deferral program for all employees; 6) reduced rewards and content costs related to the operation of the Company’s consumer web sites; and 7) reduced all other identifiable expenses to the extent possible. The Company is also exploring several strategic alternatives for financing its activities and operations going forward.

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

Cash used by continuing operating activities was $2.9 million in the first three months of 2001 versus $14.1 million for the first quarter of 2000. Cash used by discontinued operating activities in the first three months of 2001 was $81,000 versus $2.8 million for the same period in 2000.

Cash provided by investing activities was approximately $46.0 million in the first three months of 2000, primarily due to the proceeds received from the sale of the Computer Telephony business of $44.3 million and the repayment by certain key management of the ESIP loans for $2.6 million, offset partially by the purchase of property and equipment. Cash used by investing activities totaled $203,000 for the first three months of 2001 representing Capital Expenditures.

The Company used $18.7 million in cash from financing activities during the first three months of 2000 and $0 for the 2001 period. The primary use of cash in 2000 was the repayment of the outstanding balance under the credit facility of $19.6 million and other long-term debt of $.5 million, offset partially by proceeds from the exercise of stock options.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Not applicable.

Item 2.	CHANGES IN SECURITIES

Not applicable.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Item 5.	OTHER INFORMATION

Not applicable.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

11 – Statement Regarding Computation of Per Share Earnings (see Note C of Notes to

Consolidated Financial Statements in Part I, Item 1).

b) Reports on Form 8-K

Current Report on Form 8-K dated March 9, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report for the quarterly period ended September 30, 2000 on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

eLOT, Inc.

Dated: May 14, 2001	/s/ Edwin J. McGuinn
Edwin J. McGuinn
President and Chief Executive Officer

Dated: May 14, 2001	/s/ David J. Parcells

David J. Parcells

Vice President, Finance and Chief Financial Officer