Form 10-Q
period 2001-06-30
ELOT INC
filed 2001-08-06
CIK 725282

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________

Commission File No. 0-11551

eLOT, Inc.

(Exact name of registrant as specified in its charter)

Virginia	86-0449210

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 Merritt 7 Corporate Park, Norwalk, Connecticut	06851

(Address of principal executive offices)	(Zip Code)

(203) 840-8600

(Registrant’s telephone number, including area code)

______________________________________________________________

______________________________________________________________
(Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No

The number of shares outstanding of registrant’s Common Stock, $.01 par value per share, as of July 31, 2001 was 85,266,027.

INDEX

eLOT, Inc.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

eLOT, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share amounts)	June 30,	December 31,
	2001	2000

	(Unaudited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$2,004	$5,731

Accounts receivable	548	222

Prepaid expenses and other current assets	232	709

Net assets of discontinued operations	4,354	8,294

Total Current Assets	7,138	14,956

PROPERTY AND EQUIPMENT, net	4,835	5,143

INTANGIBLE ASSETS, net	7,925	4,018

OTHER ASSETS	1,657	3,486

	$21,555	$27,603

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Current portion of long-term debt	$222	$240

Accounts payable	1,636	1,841

Accrued payroll and related costs	418	838

Accrued liabilities	2,196	2,083

Total Current Liabilities	4,472	5,002

LONG-TERM DEBT	13,411	14,243

Total Liabilities	17,883	19,245

STOCKHOLDERS’ EQUITY:

Common stock: $.01 par value; 130,000,000 shares authorized; 84,565,425 and 69,645,441 issued and outstanding	846	696

Additional paid-in capital	98,457	91,911

Accumulated other comprehensive loss	(618)	(613)

Accumulated deficit	(95,013)	(83,636)

Total Stockholders’ Equity	3,672	8,358

	$21,555	$27,603

The accompanying notes are an integral part of these consolidated balance sheets.

eLOT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except for per share amounts)	June 30,		June 30,

	2001	2000	2001	2000

REVENUES	$596	$71	$941	$187

COSTS AND EXPENSES:

Prizes, content, advertising and promotion	184	647	430	1,232

General and Administrative	1,771	2,802	4,087	4,322

Asset Impairment	—	—	366	—

Reversal of Stock Compensation Accrual	(500)	—	(500)	—

Depreciation and Amortization	1,334	408	2,450	687

	2,789	3,857	6,833	6,241

OPERATING LOSS	(2,193)	(3,786)	(5,892)	(6,054)

INTEREST EXPENSE	(432)	(388)	(844)	(802)

OTHER INCOME (EXPENSE), NET	42	691	(36)	804

LOSS FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	(2,583)	(3,483)	(6,772)	(6,052)

INCOME TAXES	—	—	—	—

LOSS FROM CONTINUING OPERATIONS	(2,583)	(3,483)	(6,772)	(6,052)

DISCONTINUED OPERATIONS:

Income (loss) from discontinued operations	(289)	(2,822)	(719)	(4,053)

Gain (loss) on sale of discontinued operations, (net of tax provision of $15,924 for 2000)	—	(3,500)	(3,886)	387

Income (loss) from discontinued operations	(289)	(6,322)	(4,605)	(3,666)

NET INCOME (LOSS)	$(2,872)	$(9,805)	$(11,377)	$(9,718)

BASIC AND DILUTED LOSS PER SHARE:

Loss from continuing operations	$(0.03)	$(0.05)	$(0.09)	$(0.09)

Loss from discontinued operations	(0.01)	(0.04)	(0.01)	(0.06)

Gain (Loss) on sale of discontinued operation	—	(0.06)	(0.05)	—

NET INCOME (LOSS) PER SHARE	$(0.04)	$(0.15)	$(0.15)	$(0.15)

AVERAGE COMMON SHARES OUTSTANDING:	76,181	64,805	73,428	64,212

The accompanying notes are an integral part of these consolidated statements.

eLOT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)	Six Months Ended
	June 30,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Loss from continuing operations	$(6,772)	$(6,052)

Adjustments to reconcile net loss to net cash provided (used) by operating activities:

Depreciation and amortization	2,450	687

Accretion on Debentures and Note Payable	206	149

Asset Impairment	366	—

Reversal of Stock Compensation Accrual	(500)	—

Other	122	—

Changes in working capital items:

Accounts receivable	(326)	(166)

Accounts payable and accruals	67	(3,626)

Other working capital items, net	55	(269)

NET CASH USED BY

CONTINUING OPERATING ACTIVITIES	(4,332)	(9,277)

Cash flows used by discontinued operating activities	(292)	(5,949)

NET CASH USED BY OPERATING ACTIVITIES	(4,624)	(15,226)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(215)	(1,849)

Proceeds From Sale of CT Business	—	44,300

Restricted Cash-Proceeds from Sale of CT Business	—	(4,122)

ESIP participants loan repayments	—	2,578

Other, net	(25)	(207)

NET CASH PROVIDED (USED) BY

INVESTING ACTIVITIES	(240)	40,700

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayments/Borrowings under revolving credit facility	—	(19,617)

Repayments of other long-term debt	—	(454)

Proceeds from issuance of stock	—	1,386

Proceeds from Life Insurance Policies	1,137	—

NET CASH PROVIDED (USED) BY FINANCING

ACTIVITIES	1,137	(18,685)

INC (DEC) IN CASH AND CASH EQUIVALENTS	(3,727)	6,789

CASH AND CASH EQUIVALENTS —BEGINNING

OF YEAR	5,731	1,060

CASH AND CASH EQUIVALENTS —END

OF PERIOD	$2,004	$7,849

The accompanying notes are an integral part of these consolidated statements.

eLOT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A —NATURE OF THE BUSINESS AND FORMATION OF THE COMPANY

eLOT, Inc. (the “Company” or “eLOT”) is committed to leading the governmental lottery industry into the e-commerce market. The Company has developed, installed and operated systems that have processed ten million e-commerce lottery ticket sales and transactions. It has operated Internet, Intranet, telephone, communications, accounting, banking, database and other applications and services that can facilitate the electronic sale of new and existing lottery products worldwide. The Company has also developed transitional e-commerce solutions for governmental lotteries that leverage the power of the Internet while political, legal and social issues surrounding the sales of lottery tickets over the Internet are simultaneously addressed.

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

In March 2001, the Company acquired certain subsidiaries of Network60 (now called DM360), an Internet promotions and permission-based marketing company that offers a flexible, cost effective direct marketing medium to traditional corporations, advertising agencies, and online companies. DM360’s web sites include www.easywinnings.com, www.coolwinnings.com, www.radiostakes.com and www.prizechest.com.

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

On June 8, 2001, the Company signed an asset purchase agreement to acquire FreeWorldLottery.com (“FWL”), a free lottery sweepstakes website owned by PlasmaNet, Inc. The acquisition closed on July 30, 2001.

The condensed interim financial statements included herein have been prepared by eLOT, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and reflect all adjustments that are of a normal recurring nature and that, in the opinion of management, are necessary for a fair statement of the results for interim periods. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. Although eLOT, Inc. believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report to stockholders.

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

NOTE C – FINANCIAL CONDITION

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the consolidated financial statements, the Company has incurred recurring losses from continuing operations of $6.8 million during the first six months of 2001 and $15 million for the year ended December 31, 2000. In addition, the Company had only $2.0 million of cash as of June 30, 2001. Revenues from eLOT operations were affected by the general market decline in Internet advertising pricing throughout 2000 and the Company has incurred further deterioration in 2001. In addition, revenues have been slow to materialize in the lottery business due to governmental lotteries migrating more cautiously than expected onto the Internet due to legislative, political and social issues. If FWL generates the expected cash flows, the Company believes that its current cash resources and those generated by the FWL transaction will be sufficient to fund its operations through December 31, 2001.

To improve its financial situation, the Company has implemented the following: 1) acquired on July 30, 2001 the FWL website (through the issuance of convertible preferred stock) which is projected to materially improve its cash flow and thereby reduce the company’s cash burn rate; 2) executed an amendment to the existing strategic cooperation agreement with PlasmaNet to satisfy existing debt obligations and purchase additional unique users through the issuance of 11.1 million shares of common stock; 3) continues to work with an investment banker to sell all or part of the Company’s investment in Dialogic Communications Corporation (“DCC”); 4) continues to make further reductions in the Company’s workforce; 5) reduced its planned capital expenditures significantly; 6) dramatically reduced its planned lobbying expenditures focused on defeating legislative efforts to prevent the sale of lottery tickets over the Internet; 7) implemented a salary deferral program for all employees; 8) reduced rewards and content costs related to the operation of the Company’s consumer web sites; and 9) reduced all other identifiable expenses to the extent possible. The Company is also continuing to explore several strategic alternatives for financing its activities and operations going forward.

Although there can be no assurances that the acquisition of FWL will generate the expected cash flow or the Company will raise additional cash through the sale of DCC or alternate financing, the Company believes that if it is successful in doing so, the proceeds from one or all of these transactions plus the current cash balances and reduction of expenses in 2001, will provide the Company with sufficient resources to fund its operations through December 31, 2001.

NOTE D —EARNINGS PER SHARE

Earnings per share is based on the weighted average number of shares of common stock outstanding during the periods. Common stock equivalents and the convertible debentures which are antidilutive based upon losses from continuing operations have been excluded from the computations in both periods.

A reconciliation of the Company’s loss per share calculations for the three and six months ended June 30, 2001 and 2000, respectively, is as follows:

	Loss from		Per Share
(in thousands, except for per share amounts)	Continuing Operations	Shares	Amount

For the three months ended June 30, 2001:

Basic and Diluted Loss Per Share:	$(2,583)	76,181	$(0.03)

For the three months ended June 30, 2000:

Basic and Diluted Loss Per Share:	$(3,483)	64,805	$(0.05)

For the six months ended June 30, 2001:

Basic and Diluted Loss Per Share:	$(6,772)	73,428	$(0.09)

For the six months ended June 30, 2000

Basic and Diluted Loss per Share	$(6,052)	64,212	$(0.09)

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

On July 21, 2000, the Company completed the sale of its Healthcare Communications division to Grinnell Corporation for $5.0 million in cash. eLOT is also continuing to pursue the sale of all or part of its investment in Dialogic Communications Corporation (“DCC”), a private company, based in Franklin, Tennessee, that develops and markets interactive call processing solutions for business, industry and government. The net investment in DCC as of June 30, 2001 is approximately $3.0 million.

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

Summarized financial information for the discontinued operations is as follows (000):

For the three months ended June 30,	2001	2000

Revenues	$0	$7,994

Loss from Discontinued Operations	(289)	(2,822)

Loss on sale of discontinued operations	0	(3,500)

For the six months ended June 30,	2001	2000

Revenues	$0	$16,747

Loss from Discontinued Operations	(719)	(4,053)

Gain (Loss) on sale of discontinued operations, Net of Taxes	(3,886)	387

As of June 30, 2001 and December 31, 2000	2001	2000

Current Assets	$—	$—

Total Assets	5,647	11,132

Current Liabilities	1,293	2,838

Total Liabilities	1,293	2,838

Net Assets	4,354	8,294

The loss from discontinued operations for the three and six months ended June 30, 2001 is primarily due to the Company’s equity share of the loss of DCC for the period.

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

NOTE F – OTHER MATTERS

For the six-month periods ended June 30, 2001 and 2000, the Company made cash payments of approximately $.6 million and $.6 million, respectively for interest expense on indebtedness. For the six-month periods ended June 30, 2001 and 2000 respectively, the company made cash payments for income taxes of approximately $11,000 and $33,000.

In December 2000, the Company accrued stock compensation expense of $650,000 related to certain management compensation to be paid in stock. A portion of the compensation was satisfied by the issuance of stock options issued at fair market value in 2001. As a result, $500,000 of this accrual is no longer required and was reversed into earnings during the second quarter of 2001.

NOTE G – ACQUISITION OF FREEWORLDLOTTERY.COM

On June 8, 2001, the Company executed an asset purchase agreement to purchase the FWL website, (which began operations on January 23, 2001) from PlasmaNet, Inc. in exchange for newly issued preferred stock which is convertible into a maximum number of 22.7 million common shares. The conversion of the preferred stock is contingent upon the website achieving certain net cash contribution milestones over the 18 month period of the agreement. In addition, the Company entered into a management agreement with PlasmaNet, Inc. to operate the website. PlasmaNet, Inc. will be paid a monthly management fee of $75,000 for these management services. The acquisition and related agreements were closed on July 30, 2001.

The following unaudited preliminary allocation of the purchase price and pro forma financial information has been prepared to reflect the acquisition of FWL as of June 30, 2001 for the purposes of the pro forma purchase price allocation and as of January 1, 2001 for the purposes of the pro forma statement of operations. A preliminary pro forma allocation of the purchase price as if FWL had been acquired on June 30, 2001 is as follows (in 000’s)

Accounts Receivable	$400

Property & Equipment	100

Intangible Assets	7,500

Net Assets Acquired	$8,000

The intangibles are expected to be amortized over its estimated useful life of 3 years. The unaudited pro forma results set forth below includes certain adjustments, including increased amortization related to intangibles, and are not necessarily indicative of the results that would actually have occurred if the acquisition of the FWL website had occurred as of the time period indicated or of results that may be obtained in the future. The pro forma information assumes the acquisition occurred on January 23, 2001. The adjustments included in the pro forma results are based upon available information and upon certain assumptions that management believes are reasonable.

(000's)
Six Months ended
June 30, 2001

(unaudited)
Revenues	$1,516

Net Loss – Continuing operations	(7,866)

Basic and Fully Diluted loss per share —Continuing Operations	$ (0.11)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis explains trends in the Company’s financial condition as of June 30, 2001 and results of operations for the three and six-month periods ended June 30, 2001 and 2000. It is intended to help shareholders and other readers understand the dynamics of the Company’s business and the key factors underlying its financial results. This discussion should be read in conjunction with the consolidated financial statements and notes included elsewhere in this Form 10-Q, and with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2000 included in Form 10-K. Management believes that certain statements in this discussion and analysis constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Such statements are based on current expectations, estimates and projections about the industries in which the Company operates, management’s beliefs and assumptions made by management. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and assumptions include, among others, the following: general economic and business conditions: demographic changes; rapid technology development and changes; timing of product introductions; the mix of products/services; industry capacity and other industry trends; and the ability of the Company to attract and retain key employees.

OVERVIEW

eLOT, Inc., through its subsidiary eLottery, Inc., is committed to leading the governmental lottery industry into the e-commerce market. The Company previously developed, installed and operated systems that processed ten million e-commerce lottery ticket sales and transactions. The Company has operated Internet, Intranet, telephone, communications, accounting, banking, database and other applications and services that can facilitate the electronic sale of new and existing lottery products worldwide.

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

On June 8, 2001, the Company signed an asset purchase agreement to acquire the FreeWorldLottery.com, a free lottery sweepstakes based website. The acquisition closed on July 30, 2001.

The Company also has entered into a strategic alliance agreement with MDI Entertainment, Inc. MDI specializes in creating, marketing and implementing entertainment-based promotions on behalf of the North American lottery industry. As part of the strategic alliance, eLottery, Inc., a subsidiary of eLOT, and MDI have formed a strategic alliance to develop web sites to allow lottery players to submit non-winning scratch tickets for additional chances to win. Additionally, the strategic alliance calls for MDI’s sales and marketing team to market eLottery’s products and services to MDI’s clients.

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

Financial Condition

The Company has incurred recurring losses from continuing operations during the transformation to the Company’s new business strategy. The Company believes that it will continue to operate at a loss until sometime in 2002. The report of independent public accountants on the Company’s consolidated financial statements for the year ended December 31, 2000 contained an explanatory paragraph stating that the consolidated financial statements have been prepared assuming that the Company will continue as a going concern, while noting that the Company’s recurring losses raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements at June 30, 2001 or December 31, 2000 do not include any adjustments that might result should the Company be unable to continue as a going concern. Management’s plans are addressed in Note C to the consolidated financial statements and in Liquidity and Capital Resources below.

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2001 COMPARED WITH THE SAME PERIODS LAST YEAR.

RESULTS OF OPERATIONS

REVENUES: Revenues for the three and six month periods ended June 30, 2001 were $596,000 and $941,000, respectively as compared to $71,000 and $187,000 in 2000. The increase is attributable to the acquisition of the Network 60 promotional web sites, the launch of the Lottery Notification business in the third quarter of 2000 offset by a significant decline in advertising rates.

PRIZES, CONTENT, ADVERTISING AND PROMOTION: Prizes, content, advertising and promotions for the three and six month periods ended June 30, 2001 were $184,000 and $430,000, respectively, versus $647,000 and $1.2 million in 2000 respectively. The decline is due to expense reductions implemented in response to the decline in advertising rates. These expenses include “ePoints” earned by registered players on the eLotteryfreeway entertainment site, cost of editorial content, advertising fees and special promotional programs designed to acquire new registered players and reward our existing player base.

GENERAL & ADMINISTRATIVE: General & Administrative expenses were $1.8 million and $4.1 million for the three and six month periods ended June 30, 2001, down from $2.8 million and $4.3 million for the comparable periods in 2000. The decrease in General & Administrative expenses is attributable to the continued reductions in employee related costs, lobbying costs and other expenses.

STOCK COMPENSATION EXPENSE: In December 2000, the Company recorded stock compensation expense of $650,000 related to certain management compensation to be paid in stock. A portion of this compensation was satisfied by the issuance of stock options issued at fair market value during 2001. As a result, $500,000 of the accrual is no longer required and was reversed into earnings during the second quarter of 2001.

ASSET IMPAIRMENT: During 2001, the Company performed an evaluation of the realizability of certain assets and determined that certain prepaid assets related to software development were impaired. As a result of this review, the Company recorded an asset impairment charge of $366,000 in the first quarter of 2001.

DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense for the three and six month periods ended June 30, 2001 was approximately $1.3 million and $2.4 million, respectively as compared to $.4 million and $.7 million in 2000. The increase is attributable to depreciation expense related to capital expenditures incurred throughout 2000 and the amortization of intangible assets.

INTEREST EXPENSE: Interest expense for the three and six-month periods ended June 30, 2001 was $432,000 and $844,000, respectively, as compared to $388,000 and $802,000, respectively in 2000.

OTHER INCOME, NET: Other income (expense), net, for the three and six months ended June 30, 2001 was $42,000 and $(36,000), respectively, as compared to $0.7 million and $0.8 million for the comparable 2000 period. The change is primarily due to lower invested capital and interest rates on the investment of corporate funds in the comparable periods.

DISCONTINUED OPERATIONS: There were no revenues from discontinued operations for the three and six month periods ended June 30, 2001 as compared to $8.0 million an $16.8 million, respectively for 2000. The decrease in revenue is due entirely to the sale of the Computer Telephony business in January 2000 and the Healthcare business in July 2000. The loss from discontinued operations for the three and six month periods ended June 30, 2001 was $.3 million and $.7 million, respectively, versus $2.8 million and $4.1 million for 2000. The 2001 loss is attributable to the Company’s equity share of the loss of DCC for the period offset by a gain on a litigation settlement.

The Company recorded an after-tax loss for the six months ended June 30, 2001 of $3.9 million related to the discontinued operations. This represents an additional valuation reserve recorded against the deferred tax asset.

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

At June 30, 2001, the Company had approximately $2.0 million of cash and cash equivalents. The Company has incurred recurring losses from continuing operations during the transition to the Company’s new business strategy. Revenues from eLOT operations were affected by the decline in Internet advertising pricing throughout 2000 and further deterioration in 2001. In addition, revenues have been slow to materialize in the lottery business due to governmental lotteries migrating much more slowly than expected onto the Internet due to legislative, political and social issues. If the cash flow from the FWL operation does not meet projections, the Company does not expect the cash resources as of June 30, 2001 to be sufficient to fund its operations throughout 2001. As a result of the above factors, the report of independent public accountants on the Company’s consolidated financial statements for the year ended December 31, 2000 contained an explanatory paragraph stating that the consolidated financial statements have been prepared assuming that the Company will continue as a going concern, while noting that the Company’s recurring losses raise substantial doubt about the Company’s ability to continue as a going concern.

To improve its financial situation, the Company has implemented the following: 1) acquired on July 30, 2001 the FWL website (through the issuance of convertible preferred stock) that is projected to materially improve its monthly cash flow and thereby reduce the company’s cash burn rate; 2) executed an amendment to the existing strategic cooperation agreement with PlasmaNet to satisfy existing debt obligations and purchase additional unique users through the issuance of 11.1 million shares of common stock; 3) continues to work with an investment banker to sell a portion of the Company’s investment in Dialogic Communications Corporation (“DCC”); 4) continues to make further reductions in the Company’s workforce; 5) reduced its planned capital expenditures significantly; 6) dramatically reduced its planned lobbying expenditures focused on defeating legislative efforts to prevent the sale of lottery tickets over the Internet; 7) implemented a salary deferral program for all employees; 8) reduced rewards and content costs related to the operation of the Company’s consumer web sites; and 9) reduced all other identifiable expenses to the extent possible. The Company is also continuing to explore several strategic alternatives for financing its activities and operations going forward.

Although there can be no assurances that the FWL acquisition will generate the expected cash flows or the Company will raise additional cash through the sale of DCC or alternate financing, the Company believes that if it is successful in doing so, the proceeds from one or all of these transactions plus the current cash balances and reduction of expenses in 2001, will provide the Company with sufficient resources to fund its operations through December 31, 2001.

Cash used by continuing operating activities was $4.3 million in the first six months of 2001 versus $9.3 million for the first half of 2000. Cash used by discontinued operating activities in the first six months of 2001 was $292,000 versus $5.9 million for the same period in 2000.

Cash provided by divestiture activities was approximately $46.0 million in the first six months of 2000, primarily due to the proceeds received from the sale of the Computer Telephony business of $44.3 million and the repayment by certain key management of the ESIP loans for $2.6 million, offset partially by the purchase of property and equipment. Cash used by investing activities totaled $240,000 for the first six months of 2001 representing Capital Expenditures.

During the first six months of 2001, the Company generated $1.1 million in cash from financing activities due to the refund of prepaid executive life insurance premiums paid in previous periods. The Company used $18.7 million in cash from financing activities during the first six months of 2000. The primary use of cash in 2000 was the repayment of the outstanding balance under the credit facility of $19.6 million and other long-term debt of $.5 million, offset partially by proceeds from the exercise of stock options.

PART II —OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Not applicable.

Item 2.	CHANGES IN SECURITIES

Not applicable.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

Not applicable.

Item 5.	OTHER INFORMATION

Not applicable.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

11 —Statement Regarding Computation of Per Share Earnings (see Note C of Notes to Consolidated Financial Statements in Part I, Item 1).

b) Reports on Form 8-K

Current Report on Form 8-K dated June 18, 2001

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report for the quarterly period ended June 30, 2001 on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

eLOT, Inc.

Dated:	August 3, 2001	/s/ Edwin J. McGuinn

Edwin J. McGuinn President and Chief Executive Officer

Dated:	August 3, 2001	/s/ David J. Parcells

David J. Parcells Vice President, Finance and Chief Financial Officer