Form 10-Q
period 2001-09-30
ELOT INC
filed 2001-11-15
CIK 725282

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

         [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    -------------------

                           Commission File No. 0-11551


                                   eLOT, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Virginia                                             86-0449210
----------------------------------                       --------------------
  (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                         Identification No.)


            101 Merritt 7 Corporate Park, Norwalk, Connecticut 06851
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (203) 840-8600
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

The number of shares outstanding of registrant's Common Stock, $.01 par value per share, as of October 31, 2001 was 87,465,425.

                                      INDEX



eLOT, Inc.

                                                                        Page #
PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

         Consolidated Balance Sheets -
         September 30, 2001 and December 31, 2000.                           1

         Consolidated Statements of Operations -
         Three Months and Nine Months Ended September 30, 2001 and 2000.     2

         Consolidated Statements of Cash Flows -
         Nine Months Ended September 30, 2001 and 2000.                      3

         Notes to Consolidated Financial Statements.                         4


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                      10


PART II. OTHER INFORMATION                                                  14

         SIGNATURES                                                         15

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                   eLOT, INC.
                           CONSOLIDATED BALANCE SHEETS
                           (DEBTORS - IN - POSSESSION)

(In thousands, except for share and per share amounts)                September 30,           December 31,
                                                                          2001                    2000
                                                                      ------------            ------------
                                                                       (Unaudited)
ASSETS
------
CURRENT ASSETS:
   Cash and cash equivalents                                             $ 1,032                 $   5,731
   Accounts receivable                                                       393                       222
   Prepaid expenses and other current assets                                 499                       709
   Net assets of discontinued operations                                   2,725                     8,294
                                                                        --------                 ---------
   Total Current Assets                                                    4,649                    14,956

PROPERTY AND EQUIPMENT, net                                                4,288                     5,143
INTANGIBLE ASSETS, net                                                     1,189                     4,018
OTHER ASSETS                                                               1,511                     3,486
                                                                      ----------                ----------
                                                                        $ 11,637                  $ 27,603
                                                                        ========                  ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
   Current portion of long-term debt                                  $      196                  $    240
   Accounts payable                                                        2,427                     1,841
   Accrued payroll and related costs                                         402                       838
   Accrued liabilities                                                     2,167                     2,083
                                                                      ----------                ----------
   Total Current Liabilities                                               5,192                     5,002

LONG-TERM DEBT                                                            13,462                    14,243
                                                                    ------------                  --------
    Total Liabilities                                                     18,654                    19,245
                                                                       ---------                  --------

STOCKHOLDERS' EQUITY:
    Preferred Stock                                                          280                       ---
    Common stock:  $.01 par value; 130,000,000 shares
        authorized; 87,465,425 and 69,645,441 issued and
        outstanding                                                          875                       696
    Additional paid-in capital                                            99,131                    91,911
    Accumulated other comprehensive loss                                    (618)                     (613)
    Accumulated deficit                                                 (106,685)                  (83,636)
                                                                       ---------                 ---------
    Total Stockholders' Equity (Deficit)                                  (7,017)                    8,358
                                                                        ---------                ---------
                                                                        $ 11,637                  $ 27,603
                                                                        ========                  ========


The accompanying notes are an integral part of these consolidated balance sheets.

                           eLOT, INC.AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           (DEBTORS - IN - POSSESSION)
                                   (Unaudited)


                                                                   Three Months Ended               Nine Months Ended
(In thousands, except for per share amounts)                          September 30,                   September 30,
                                                                ------------------------          -------------------
                                                                   2001        2000               2001             2000
                                                                   ----        ----               ----             ----
REVENUES                                                             $500          $308          $1,441           $558

COSTS AND EXPENSES:
    Prizes, content, advertising and promotion                        373           722             803          2,017
    General and Administrative                                      1,879         2,807           5,966          7,129
    Asset Impairment                                                6,356           128           6,722            128
    Reversal of Stock Compensation Accrual                            ---           ---            (500)           ---
    Depreciation and Amortization                                   1,563           707           4,013          1,394
                                                                    -----        ------           -----         ------
                                                                   10,171         4,364          17,004         10,668
                                                                   ------       -------          ------          -----
OPERATING LOSS                                                     (9,671)       (4,056)        (15,563)       (10,110)

INTEREST EXPENSE                                                     (395)         (391)         (1,239)        (1,193)
OTHER INCOME, NET                                                      47           176              11            980
                                                                 --------       -------        --------        -------
LOSS FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES                                           (10,019)       (4,271)        (16,791)       (10,323)

INCOME TAXES                                                          ---           ---             ---            ---
                                                                ---------      --------        --------       --------

LOSS FROM CONTINUING OPERATIONS                                   (10,019)       (4,271)        (16,791)       (10,323)

DISCONTINUED OPERATIONS:
     Income (loss) from discontinued operations                    (1,652)       (2,267)         (2,371)        (6,320)
    Gain (loss) on sale of discontinued operations,
    (net of tax provision of $15,924 for 2000)                        ---           ---          (3,886)           387
                                                                      ---      --------          -------        ------

    Loss from discontinued operations                              (1,652)       (2,267)         (6,257)        (5,933)
                                                                   -------        ------         -------       --------

NET LOSS                                                         $(11,671)   $   (6,538)       $(23,048)      $(16,256)
                                                                 ========    ===========       =========      =========

BASIC AND DILUTED LOSS PER SHARE:
    Loss from continuing operations                              $  (0.12)       $(0.07)         $(0.22)        $(0.16)
    Loss from discontinued operations                               (0.02)        (0.03)          (0.03)         (0.10)
    Gain (Loss) on sale of discontinued operation                     ---         (0.00)          (0.05)          0.01
                                                                      ---          -----          ------         -----
    NET LOSS PER SHARE                                           $  (0.14)       $ (0.10)         $(0.30)       $(0.25)
                                                                 ========        =======          ======        ======


AVERAGE COMMON SHARES OUTSTANDING:                                 86,191         65,623          77,682        64,682
                                                                   ======        =======          ======        ======

The accompanying notes are an integral part of these consolidated statements.

                                   eLOT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (DEBTORS - IN - POSSESSION)
                                   (Unaudited)

(In thousands)                                                                           Nine Months Ended
                                                                                            September 30,
                                                                             -------------------------------------
                                                                                 2001                     2000
                                                                             -----------               -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Loss from continuing operations                                         $  ( 16,791)              $  (10,323)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
      Depreciation and amortization                                               4,013                    1,394
      Accretion on Debentures and Note Payable                                      274                      216
      Asset Impairment                                                            6,722                      128

      Reversal of Stock Compensation Accrual                                       (500)                     ---
      Other                                                                         107                      ---
    Changes in working capital items:
        Accounts receivable                                                        (171)                    (310)
        Accounts payable and accruals                                               851                   (3,546)
        Other working capital items, net                                           (212)                  (  193)
                                                                         ---------------           --------------

NET CASH USED BY
   CONTINUING OPERATING ACTIVITIES                                               (5,707)                 (12,634)

Cash flows used by discontinued operating activities                               (292)                  (8,246)
                                                                                -------               -----------

NET CASH USED BY OPERATING ACTIVITIES                                            (5,999)                 (20,880)
                                                                              ---------                ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                              (215)                  (2,951)
   Proceeds From Sale of CT Business                                                ---                   44,300
   Proceeds From Sale of HC Business                                                ---                    5,000
   Restricted Cash-Proceeds from Sale of CT Business                                ---                   (3,505)
   ESIP participants loan repayments                                                ---                    2,578
   Other, net                                                                       (25)                    (245)
                                                                            ------------             ------------
NET CASH PROVIDED (USED) BY
    INVESTING ACTIVITIES                                                           (240)                  45,177
                                                                              ----------              -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments/Borrowings under revolving credit facility                            ---                  (19,617)
   Repayments of other long-term debt                                               ---                     (455)
   Proceeds from issuance of stock                                                  403                    1,386
   Proceeds from Life Insurance Policies                                          1,137                      ---
                                                                             ----------          ----------------
NET CASH PROVIDED (USED) BY FINANCING
   ACTIVITIES                                                                     1,540                  (18,686)
                                                                             ----------              ------------
INC (DEC) IN CASH AND CASH EQUIVALENTS                                           (4,699)                   5,611
CASH AND CASH EQUIVALENTS - BEGINNING
   OF YEAR                                                                        5,731                    1,060
                                                                             ----------              ------------
CASH AND CASH EQUIVALENTS - END
  OF PERIOD                                                                   $   1,032                $   6,671
                                                                              =========                ==========

The accompanying notes are an integral part of these consolidated statements.

                                   eLOT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                            (DEBTORS - IN - POSSESSION)
                                   (Unaudited)

NOTE A - NATURE OF THE BUSINESS

eLOT, Inc. (the "Company" or "eLOT") is committed to leading the governmental lottery industry into the e-commerce market. The Company has developed, installed and operated systems that have processed ten million e-commerce lottery ticket sales and transactions. It has operated Internet, Intranet, telephone, communications, accounting, banking, database and other applications and services that can facilitate the electronic sale of new and existing lottery products worldwide. The Company has also developed transitional e-commerce solutions for governmental lotteries that leverage the power of the Internet while political, legal and social issues surrounding the sales of lottery tickets over the Internet are simultaneously addressed.

eLOT is an application service provider of Internet marketing and advertising technology for lotteries. The Company's IMARCS (Internet Marketing Analysis Research and Communications System) database marketing solution enables government lotteries to attract, register and communicate with lottery players through advanced Internet technology. In addition, eLOT's subsidiary, eLOTTONET, Inc., offers a free daily lottery email notification service (LENS) of state lottery results and other information and services via email.

The Company operated a reward-entertainment lottery portal, eLotteryFreeWay, which offered lottery and entertainment games (for no consideration) with registered players earning ePoints that are redeemable for cash and merchandise credit. eLotteryFreeWay's mission was to build an Internet community whose members are expected to be highly predisposed to purchase governmental lottery tickets over the Internet. Due to financial considerations, this website was shut down in July 2001.

In March 2001, the Company acquired certain subsidiaries of Network60 (now called DM360), an Internet promotions and permission-based marketing company that offers a flexible, cost effective direct marketing medium to traditional corporations, advertising agencies, and online companies. DM360's web sites include www.easywinnings.com, www.coolwinnings.com, www.radiostakes.com and www.prizechest.com.

On July 30, 2001, the Company acquired FreeWorldLottery.com ("FWL"), a free lottery sweepstakes website owned by PlasmaNet, Inc.. See Note G.

The condensed interim financial statements included herein have been prepared by eLOT, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and reflect all adjustments that are of a normal recurring nature and that, in the opinion of management, are necessary for a fair statement of the results for interim periods. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. Although eLOT believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report to stockholders.

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

The accompanying unaudited consolidated condensed financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities and commitments in the normal course of business and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The filing of the voluntary Chapter 11 petitions referred to below, losses from operations and negative cash flow from operations raise doubt about the Company's ability to continue as a going concern. The appropriateness of using a going concern basis is dependent upon, among other things, confirmation of a plan or plans of reorganization, future profitable operations and the ability to generate cash from operations and financing sources sufficient to meet obligations. As a result of the filing of the Chapter 11 cases and related circumstances, realization of assets and liquidation of liabilities is subject to significant uncertainty. While under the protection of Chapter 11, the Debtors (as defined below in Note C) may sell or otherwise dispose of assets, and liquidate or settle liabilities for amounts other than those reflected in the consolidated condensed financial statements. Further, a plan or plans of reorganization could materially change the amounts reported in the accompanying consolidated condensed financial statements. The consolidated condensed financial statements do not include any adjustments relating to recoverability of the value of recorded asset amounts or the amount and classification of liabilities that might be necessary as a consequence of a plan of reorganization. The Company anticipates significant adjustments to the consolidated condensed financial statements as a result of applying the provisions of Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" during the proceedings. At this time, it is not possible to predict the outcome of the Chapter 11 cases or their effect on the Company's business, its financial position, results of operations or cash flows. If it is determined that the liabilities subject to compromise in the Chapter 11 cases exceed the fair value of the assets, unsecured claims may be satisfied at less than 100% of their face value and equity interests of the Company's stockholders may have no value. The Company believes its existing cash resources in connection with federal and state tax refunds and expense reductions should provide the Company with adequate liquidity to conduct its business while it prepares a reorganization plan. However, the Company's liquidity, capital resources, results of operations and ability to continue as a going concern are subject to known and unknown risks and uncertainties.

NOTE C - CHAPTER 11 FILING

On October 15, 2001, subsequent to the close of the fiscal quarter ended September 30, 2001, the Company and its eLottery, Inc. subsidiary (collectively, the "Debtors") filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). The Chapter 11 cases Nos. 01-15327 (alg) and 01-15328 (alg) (the "Chapter 11 Cases") have been consolidated for the purpose of joint administration. As of October 15, 2001, the Debtors are continuing to operate their business as debtors-in-possession under Chapter 11 of the Bankruptcy Code and are subject to the jurisdiction of the Bankruptcy Court.

As a result of these filings, actions to collect pre-petition indebtedness are stayed and other contractual obligations against the Debtors may not be enforceable. In addition, under the Bankruptcy Code, the Debtors may assume or reject executory contracts, including real estate leases, employment contracts, personal property leases, service contracts and other unexpired executory pre-petition contracts, subject to Bankruptcy Court approval. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the Bankruptcy Code. The Debtors cannot presently determine or reasonably estimate the ultimate liability that may result from the filing of claims for all contracts that may be rejected. Substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted on by the creditors and equity holders and approved by the Bankruptcy Court. Although the Debtors expect to file a reorganization plan or plans that provide for emergence from bankruptcy sometime during early 2002, there can be no assurance that a reorganization plan or plans will be proposed by the Debtors or confirmed by the Bankruptcy Court or that any such plan will be consummated.

As provided by the Bankruptcy Code, the Debtors have the exclusive right to submit a plan of reorganization for 120 days from the date of the filing of the voluntary petitions. Further extension may be sought and may be granted or rejected by the Bankruptcy Court. If the Debtors fail to file a plan of reorganization during such period or if such plan is not accepted by the required number of creditors and equity holders within the required period, any party in interest may subsequently file its own plan of reorganization for the Debtors. A plan of reorganization must be confirmed by the Bankruptcy Court, upon certain findings being made by the Bankruptcy Court which are required by the Bankruptcy Code. The Bankruptcy Court may confirm a plan of reorganization notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders if certain requirements of the Bankruptcy Code are met. A plan or reorganization also could result in holders of the Company's common stock receiving no value for their interest. The Chapter 11 filing, the uncertainty regarding the eventual outcome of the reorganization case and the effect of other unknown adverse factors could threaten the Company's existence as a going concern.

At the first day hearing held on October 15, 2001 before United States Bankruptcy Judge Allan L. Gropper, the Bankruptcy Court entered orders granting authority to the Debtors to, among other things, pay pre-petition and post-petition employee wages, salaries, benefits and other employee obligations, and pay certain administrative fees.

Schedules will be filed with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the filing date as shown by the Company's accounting records. Differences between amounts shown by the Company and claims filed by creditors will be investigated and, if necessary, unresolved disputes will be determined by the Bankruptcy Court. The ultimate settlement terms for such liabilities are subject to a plan of reorganization, and accordingly, are not presently determinable.


NOTE D - DEBT

As a result of the Chapter 11 filing on October 15, 2001 (See Note C), the Company's convertible debentures will be classified as "Liabilities Subject to Settlement under the Reorganization" in future reporting periods in accordance with Statement of Position 90-7 " Financial Reporting by Entities in Reorganization under the Bankruptcy Code" (`SOP 90-7'). No principal or interest payments will be made without Bankruptcy Court approval until a reorganization plan has been approved.

Also in accordance with SOP 90-7, the convertible debentures have not been reclassified as current liabilities in the accompanying balance sheet as of September 30, 2001 due to the automatic stay provisions of the Chapter 11 filing.

NOTE E - EARNINGS PER SHARE

Earnings per share is based on the weighted average number of shares of common stock outstanding during the periods. Common stock equivalents and the convertible debentures which are antidilutive based upon losses from continuing operations have been excluded from the computations in both periods.

A reconciliation of the Company's loss per share calculations for the three and nine months ended September 30, 2001 and 2000, respectively, is as follows:

                                                      Loss from                                Per Share
(in thousands, except for per share amounts)     Continuing Operations           Shares          Amount
                                                 ---------------------           ------          ------

For the three months ended September 30, 2001:
Basic and Diluted Loss Per Share:                    $  (10,019)                 86,191          $(0.12)
                                                     ==========                  ======          =======

For the three months ended September 30, 2000:
Basic and Diluted Loss Per Share:                    $  (4,271)                  65,623          $(0.07)
                                                     =========                   ======          ======

For the nine months ended September 30, 2001:
Basic and Diluted Loss Per Share:                    $  (16,791)                 77,682         $(0.22)
                                                     ===========                 ======         =======

For the nine months ended September 30, 2000
Basic and Diluted Loss per Share                     $ (10,323)                  64,682         $(0.16)
                                                     ==========                  ======         =======

NOTE F - DISCONTINUED OPERATIONS

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

On July 21, 2000, the Company completed the sale of its Healthcare Communications division to Grinnell Corporation for $5.0 million in cash. eLOT is also continuing to pursue the sale of all or part of its investment in Dialogic Communications Corporation ("DCC"), a private company, based in Franklin, Tennessee, that develops and markets interactive call processing solutions for business, industry and government. The net investment in DCC as of September 30, 2001 is approximately $1.0 million.

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


Summarized financial information for the discontinued operations is as follows
(000):

For the three months ended September 30,                         2001            2000
----------------------------------------                      -----------     ----------

Revenues                                                      $       0            $ 732
Loss from Discontinued
   Operations                                                    (1,652)          (2,267)
Loss on sale of discontinued operations                               0             ---

For the nine months ended September 30,                          2001            2000
---------------------------------------                       -----------     ----------

Revenues                                                      $       0          $17,479
Loss from Discontinued
   Operations                                                    (2,371)          (6,320)
Gain (Loss) on sale of discontinued operations,
       Net of Taxes                                              (3,886)             387

As of September 30, 2001 and December 31, 2000                 2001              2000
----------------------------------------------               ----------       ----------

Current Assets                                                $     ---       $      ---
Total Assets                                                      5,647           11,745
Current Liabilities                                               1,293            4,981
Total Liabilities                                                 1,293            4,981
Net Assets                                                        4,354            6,764

The loss from discontinued operations for the three and nine months ended September 30, 2001 is primarily due to the Company's equity share of the loss of DCC for the period.

On May 8, 2001, the Company reached a settlement with regard to certain claims made by Twelve Oaks Liquidating Trust ("Twelve Oaks") with respect to the acquisition in January 2000 by eLOT of 254,686 shares of DCC in exchange for 254,686 shares of eLOT common stock. A member of eLOT's board of directors is the Liquidating Trustee of Twelve Oaks. The settlement agreement calls for the Company to put 150,000 shares of DCC common stock in escrow for the benefit of Twelve Oaks. The Company shall retain title and voting rights until the escrowed shares are transferred pursuant to the settlement agreement. Twelve Oaks shall receive a pro-rata share of the proceeds from the sale by the Company of the shares of DCC, subject to a minimum of $400,000 and a maximum of $500,000. If Twelve Oaks receives less than $400,000 from the full or partial sale of the escrowed shares, the Company has agreed to pay Twelve Oaks the difference between the proceeds received and $400,000 either in cash or through the sale of additional escrowed shares during the escrow period of one year.

NOTE G - ASSET IMPAIRMENT

In the third quarter, the Company re-evaluated certain of its Intangible assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets for Assets to be Held and Used" Based upon this review, the Company recorded an asset impairment charge of $6.4 million in the quarter ended September 30, 2001.

Approximately $5.8 million of the charge was related to intangibles recorded upon the acquisition of unique users related to the Lottery notification business, ("Elottonet") from PlasmaNet during 2000. The Internet advertising market continues to decline thus reducing the market value of opt-in names in the industry and as a result the future cash flows to be generated by these unique users was not sufficient to support the previous carrying value.

Approximately $.6 million of this charge is related to the excess of the purchase price over the fair value of the assets acquired in connection with the acquisition of the Network 60 subsidiaries in March 2000. The future cash flows of this business do not support the carrying value of this intangible due to the continued decline in the internet advertising industry.


NOTE H - ACQUISITION OF FREEWORLDLOTTERY.COM

On July 31, 2001, the Company acquired the FWL website, (which began operations on January 23, 2001) from PlasmaNet, Inc. in exchange for newly issued preferred stock which is convertible into a maximum number of 22.7 million common shares. The conversion of the preferred stock is contingent upon the website achieving certain net cash contribution milestones over the 18-month period of the agreement. In addition, the Company entered into a management agreement with PlasmaNet, Inc. to operate the website. PlasmaNet, Inc. would receive a monthly management fee of $75,000 for these management services. For the purposes of recording this acquisition, the preferred stock was recorded at its liquidation value of $280,000.

On September 15, 2001, the Company announced that as of that date, it had not received any of its expected revenues from its FreeWorldLottery ("FWL") acquisition and that it may never receive any of the anticipated revenues from this business. Management is currently evaluating its legal remedies under both the asset purchase and management agreements.



NOTE I - OTHER MATTERS

For the nine-month periods ended September 30, 2001 and 2000, the Company made cash payments of approximately $.6 million and $1.2 million, respectively for interest expense on indebtedness. For the nine-month periods ended September 30, 2001 and 2000 respectively, the company made cash payments for income taxes of approximately $11,000 and $264,000. The Company did not make its semi-annual interest payment due on September 15, 2001 on the company's convertible debentures (See Note D).

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

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis explains trends in the Company's financial condition as of September 30, 2001 and results of operations for the three and nine-month periods ended September 30, 2001 and 2000. It is intended to help shareholders and other readers understand the dynamics of the Company's business and the key factors underlying its financial results. This discussion should be read in conjunction with the consolidated financial statements and notes included elsewhere in this Form 10-Q, and with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2000 included in Form 10-K. Management believes that certain statements in this discussion and analysis constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Such statements are based on current expectations, estimates and projections about the industries in which the Company operates, management's beliefs and assumptions made by management. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and assumptions include, among others, the following: general economic and business conditions: demographic changes; rapid technology development and changes; timing of product introductions; the mix of products/services; industry capacity and other industry trends; and the ability of the Company to attract and retain key employees.

On October 15, 2001, subsequent to the close of the fiscal quarter ended September 30, 2001, the Company and its eLottery, Inc. subsidiary (collectively, the "Debtors") filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). The Chapter 11 cases Nos. 01-15327 (alg) and 01-15328 (alg) (the "Chapter 11 Cases") have been consolidated for the purpose of joint administration. As of October 15, 2001, the Debtors are continuing to operate their business as debtors-in-possession under Chapter 11 of the Bankruptcy Code and are subject to the jurisdiction of the Bankruptcy Court.

As a result of these filings, actions to collect pre-petition indebtedness are stayed and other contractual obligations against the Debtors may not be enforceable. In addition, under the Bankruptcy Code, the Debtors may assume or reject executory contracts, including real estate leases, employment contracts, personal property leases, service contracts and other unexpired executory pre-petition contracts, subject to Bankruptcy Court approval. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the Bankruptcy Code. The Debtors cannot presently determine or reasonably estimate the ultimate liability that may result from the filing of claims for all contracts that may be rejected. Substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted on by the creditors and equity holders and approved by the Bankruptcy Court. Although the Debtors expect to file a reorganization plan or plans that provide for emergence from bankruptcy sometime during early 2002, there can be no assurance that a reorganization plan or plans will be proposed by the Debtors or confirmed by the Bankruptcy Court or that any such plan will be consummated.

As provided by the Bankruptcy Code, the Debtors have the exclusive right to submit a plan of reorganization for 120 days from the date of the filing of the voluntary petitions. Further extension may be sought and may be granted or rejected by the Bankruptcy Court. If the Debtors fail to file a plan of reorganization during such period or if such plan is not accepted by the required number of creditors and equity holders within the required period, any party in interest may subsequently file its own plan of reorganization for the Debtors. A plan of reorganization must be confirmed by the Bankruptcy Court, upon certain findings being made by the Bankruptcy Court, that are required by the Bankruptcy Code. The Bankruptcy Court may confirm a plan of reorganization notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders if certain requirements of the Bankruptcy Code are met. A plan of reorganization also could result in holders of the Company's common stock receiving no value for their interest. The Chapter 11 filing, the uncertainty regarding the eventual outcome of the reorganization case and the effect of other unknown adverse factors could threaten the Company's existence as a going concern.

At the first day hearing held on October 15, 2001 before United States Bankruptcy Judge Allan L. Gropper, the Bankruptcy Court entered orders granting authority to the Debtors to, among other things, pay pre-petition and post-petition employee wages, salaries, benefits and other employee obligations, and pay certain administrative fees.

Schedules will be filed with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the filing date as shown by the Company's accounting records. Differences between amounts shown by the Company and claims filed by creditors will be investigated and, if necessary, unresolved disputes will be determined by the Bankruptcy Court. The ultimate settlement terms for such liabilities are subject to a plan of reorganization, and accordingly, are not presently determinable.

The accompanying unaudited consolidated condensed financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities and commitments in the normal course of business and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The filing of the voluntary Chapter 11 petitions referred to below, losses from operations and negative cash flow from operations raise doubt about the Company's ability to continue as a going concern. The appropriateness of using a going concern basis is dependent upon, among other things, confirmation of a plan or plans of reorganization, future profitable operations and the ability to generate cash from operations and financing sources sufficient to meet obligations. As a result of the filing of the Chapter 11 cases and related circumstances, realization of assets and liquidation of liabilities is subject to significant uncertainty. While under the protection of Chapter 11, the Debtors may sell or otherwise dispose of assets, and liquidate or settle liabilities for amounts other than those reflected in the consolidated condensed financial statements. Further, a plan or plans of reorganization could materially change the amounts reported in the accompanying consolidated condensed financial statements. The consolidated condensed financial statements do not include any adjustments relating to recoverability of the value of recorded asset amounts or the amount and classification of liabilities that might be necessary as a consequence of a plan of reorganization. The Company anticipates significant adjustments to the consolidated condensed financial statements as a result of applying the provisions of Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" during the proceedings. At this time, it is not possible to predict the outcome of the Chapter 11 cases or their effect on the Company's business, its financial position, results of operations or cash flows. If it is determined that the liabilities subject to compromise in the Chapter 11 cases exceed the fair value of the assets, unsecured claims may be satisfied at less than 100% of their face value and equity interests of the Company's stockholders may have no value. The Company believes its existing cash resources plus federal and state tax refunds and expense reductions should provide the Company with adequate liquidity to conduct its business while it prepares a reorganization plan. However, the Company's liquidity, capital resources, results of operations and ability to continue as a going concern are subject to known and unknown risks and uncertainties.



THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 COMPARED WITH THE SAME PERIODS LAST YEAR.

RESULTS OF OPERATIONS

REVENUES: Revenues for the three and nine month periods ended September 30, 2001 were $500,000 and $1,441,000, respectively, as compared to $308,000 and $558,000, respectively, in 2000. The increase is attributable to the acquisition of the Network 60 promotional web sites, and the launch of the Lottery Notification business in the third quarter of 2000, offset by a significant decline in advertising rates.

PRIZES, CONTENT, ADVERTISING AND PROMOTION: Prizes, content, advertising and promotions for the three and nine month periods ended September 30, 2001 were $373,000 and $803,000, respectively, versus $722,000 and $2.0 million, respectively, in 2000. The decline is due to expense reductions implemented in response to the decline in advertising rates. These expenses include "ePoints" earned by registered players on the eLotteryfreeway entertainment site, cost of editorial content, advertising expenses and special promotional programs designed to acquire new registered players and reward our existing player base.

GENERAL & ADMINISTRATIVE: General & Administrative expenses were $1.9 million and $6.0 million for the three and nine month periods ended September 30, 2001, down from $2.8 million and $7.1 million for the comparable periods in 2000. The decrease in General & Administrative expenses is attributable to the continued reductions in employee related costs, lobbying costs and other expenses.

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

ASSET IMPAIRMENT: During 2001, the Company performed an evaluation of the realizability of certain assets and determined that certain intangibles and certain prepaid assets were permanently impaired. As a result of this review, the Company recorded an asset impairment charge of $366,000 in the first quarter and an additional charge of $6.3 million in the third quarter.

DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense for the three and nine month periods ended September 30, 2001 was approximately $1.3 million and $4.0 million, respectively as compared to $707,000 million and $1.4 million in 2000. The increase is attributable to depreciation expense related to capital expenditures incurred throughout 2000 and the amortization of intangible assets.

INTEREST EXPENSE: Interest expense for the three and nine-month periods ended September 30, 2001 was $395,000 and $1.2 million, respectively, as compared to $391,000 and $1.2 million, respectively in 2000.

OTHER INCOME, NET: Other income (expense), net, for the three and nine months ended September 30, 2001 was $47,000 and $11,000, respectively, as compared to $176,000 and $980,000 for the comparable 2000 period. The change is primarily due to lower invested capital and interest rates on the investment of corporate funds in the comparable periods.

DISCONTINUED OPERATIONS: There were no revenues from discontinued operations for the three and nine-month periods ended September 30, 2001 as compared to $732,000 and $17.5 million, respectively for 2000. The decrease in revenue is due entirely to the sale of the Computer Telephony business in January 2000 and the Healthcare business in July 2000. The loss from discontinued operations for the three and nine-month periods ended September 30, 2001 was $1.6 million and $2.4 million, respectively, versus $2.3 million and $6.3 million for 2000. The 2001 loss is attributable to the Company's equity share of the loss of DCC for the period offset by a gain on a litigation settlement.

The Company recorded an after-tax loss for the nine months ended September 30, 2001 of $3.9 million related to the discontinued operations. This represents an additional valuation reserve recorded against the deferred tax asset.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, the Company had approximately $1.0 million of cash and cash equivalents. The Company has incurred recurring losses from continuing operations during the transition to the Company's new business strategy. Revenues from eLOT operations were affected by the decline in Internet advertising pricing throughout 2000 and further deterioration in 2001. In addition, revenues have been slow to materialize in the lottery business due to governmental lotteries migrating much more slowly than expected onto the Internet due to legislative, political and social issues.

On September 15, 2001, the Company announced that it did not make the $613,000 interest payment on its convertible debentures that was due on that date. The Company also announced that as of that date, it had not received any of its expected revenues from its FreeWorldLottery ("FWL") acquisition and that it may never receive any of the anticipated revenues from this business. As a result, the Company's liquidity was severely impacted and the Company filed on October 15, 2001 a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. See Chapter 11 filing described above.

Cash used by continuing operating activities was $5.7 million in the first nine months of 2001 versus $12.6 million for 2000. Cash used by discontinued operating activities in the first nine months of 2001 was $ 292,000 versus $8.2 million for the same period in 2000.

Cash provided by divestiture activities was approximately $46.0 million in the first nine months of 2000, primarily due to the proceeds received from the sale of the Computer Telephony business of $44.3 million, the sale of the Healthcare Communications business for $5.0 million and the repayment by certain key management of the ESIP loans for $2.6 million, offset partially by the purchase of property and equipment. Cash used by investing activities totaled $215,000 for the first nine months of 2001 representing Capital Expenditures.

During the first nine months of 2001, the Company generated $1.5 million in cash from financing activities through loans against executive life insurance premiums paid by the company in previous periods and the sale of stock. The Company used $18.7 million in cash from financing activities during the first nine months of 2000. The primary use of cash in 2000 was the repayment of the outstanding balance under the credit facility of $19.6 million and other long-term debt of $.5 million, offset partially by proceeds from the exercise of stock options.

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

Item 5.           OTHER INFORMATION
                           Not applicable.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                   a)       Exhibits

                            11 - Statement Regarding Computation of Per
                            Share Earnings (see Note C of Notes to
                            Consolidated Financial Statements in Part I,
                            Item 1).

                   b)       Reports on Form 8-K
                            Current Report on Form 8-K dated Ocober 18, 2001

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report for the quarterly period ended June 30, 2001 on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


                                    eLOT, Inc.



Dated:   November 14, 2001          /s/ Edwin J. McGuinn
                                    --------------------------------------------
                                    Edwin J. McGuinn
                                    President and Chief Executive Officer



Dated:   November 14, 2001          /s/ David J. Parcells
                                    --------------------------------------------
                                    David J. Parcells
                                    Vice President, Finance and
                                    Chief Financial Officer